Form 10-Q
period 2025-09-30
Blueport Acquisition Ltd
filed 2025-12-17
CIK 2064177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to          .

Commission File Number 001-42947

Blueport Acquisition Ltd

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

366 Madison Ave 3rd Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 489-2110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value of $0.0001 per share	BPAC	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-sixth (1/6) of one Class A Ordinary Share	BPACR	The Nasdaq Stock Market LLC
Units, each consisting of one Class A Ordinary Share and one Right to receive one-sixth (1/6) of one Class A Ordinary Share	BPACU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of December 17, 2025, there were 5,947,250 Class A ordinary shares and 1,437,500 Class B ordinary shares of the registrant issued and outstanding.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on November 12, 2025 (the “Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ii

PART I – FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements.

BLUEPORT ACQUISITION LTD

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2025
ASSETS	(Unaudited)
Current Assets
Cash	$5,000
Total Current Assets	5,000

Deferred offering costs	177,701
Total Assets	$182,701

LIABILITIES AND SHAREHOLDER’S DEFICIT
Current liabilities
Due to related party	$5,000
Accounts payable	25,000
Promissory note - related party	206,823
Total Current Liabilities	236,823

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,437,500 shares issued and outstanding(1)	144
Additional paid-in capital	24,856
Accumulated deficit	(79,122)
Total Shareholder’s Deficit	(54,122)
Total Liabilities and Shareholder’s Deficit	$182,701

(1)	Includes an aggregate of up to 187,500 class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s full exercise of its over-allotment option to purchase 750,000 units on November 13, 2025, no class B ordinary shares were subject to forfeiture.

Class B ordinary shares have been retroactively adjusted to reflect the forfeiture of 546,250 shares for no consideration in a share recapitalization in August 2025, resulting in the sponsor holding an aggregate of 1,437,500 founder shares (up to 187,500 of which are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters) (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEPORT ACQUISITION LTD

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Month Ended September 30, 2025	For the Period from January 13, 2025 (Inception) Through September 30, 2025
Formation and operating costs	$33,070	$79,122
Net loss	$(33,070)	$(79,122)

Basic and diluted weighted average shares outstanding(1)	1,250,000	1,029,693
Basic and diluted net loss per ordinary shares	$(0.03)	$(0.08)

(1)	Excludes an aggregate of up to 187,500 class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As a result of the underwriter’s full exercise of its over-allotment option to purchase 750,000 units on November 13, 2025, no class B ordinary shares were subject to forfeiture.

Class B ordinary shares have been retroactively adjusted to reflect the forfeiture of 546,250 shares for no consideration in a share recapitalization in August 2025, resulting in the sponsor holding an aggregate of 1,437,500 founder shares (up to 187,500 of which are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters) (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEPORT ACQUISITION LTD

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance–January 13, 2025 (Inception)	-	$-	$-	$-	$-
Class B ordinary shares issued to the Sponsor(1)	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(9,052)	(9,052)
Balance–March 31, 2025	1,437,500	$144	$24,856	$(9,052)	$15,948
Net loss	-	-	-	(37,000)	(37,000)
Balance–June 30, 2025	1,437,500	$144	$24,856	$(46,052)	$(21,052)
Net loss	-	-	-	(33,070)	(33,070)
Balance–September 30, 2025	1,437,500	$144	$24,856	$(79,122)	$(54,122)

(1)	Includes an aggregate of up to 187,500 class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

Class B ordinary shares have been retroactively adjusted to reflect the forfeiture of 546,250 shares for no consideration in a share recapitalization in August 2025, resulting in the sponsor holding an aggregate of 1,437,500 founder shares (up to 187,500 of which are subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters) (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEPORT ACQUISITION LTD

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

Cash Flows from Operating Activities:
Net loss	$(79,122)
Changes in operating assets and liabilities:
Accounts payable	25,000
Net cash used in operating activities	(54,122)

Cash Flows from Financing Activities:
Advance from related party	5,000
Payment of operating expenses via advance from a related party	54,122
Net cash provided by financing activities	59,122

Net Change in Cash	5,000
Cash – beginning of the period	-
Cash – end of the period	$5,000

Supplemental disclosure of non-cash information:
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000
Deferred offering costs paid by Sponsor under amount due to a related party	$152,701

The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEPORT ACQUISITION LTD

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Blueport Acquisition Ltd (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 13, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2025, the Company had not commenced any operations. All activities from January 13, 2025 (inception) through September 30, 2025 were related to the Company’s formation and the Initial Public Offering (“IPO”), as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Blueport Acquisition Corporation (the “Sponsor”), a Nevada corporation.

The registration statement for the Company’s IPO became effective on November 10, 2025. On November 13, 2025, the Company consummated the IPO, which consisted of 5,750,000 units (the “Units”), including 750,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Share”), and one right to receive one-sixth (1/6th) of one Class A Ordinary Share (the “Right”) of the Company. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000.

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 197,250 units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $1,972,500, which is described in Note 4.

Transaction costs amounted to $2,435,201 consisting of $862,500 underwriting commissions which were paid in cash at the closing date of the IPO, $1,150,000 deferred underwriting fee, and $422,701 other offering costs. On the IPO date, $658,177 (including $653,177 funded by the Sponsor on November 14, 2023) was held outside of the Trust Account (as defined below) and is available for the payment of the promissory note (see Note 5), payment of accrued expenses and for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the IPO, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (“Trust Account”) which will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the private placement units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the public shares if the Company does not complete the Company’s initial Business Combination within 15 months from the effective date of this registration statement (subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the completion window may be extended by shareholders via an amendment to the Company’s amended and restated memorandum and articles of association), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of all of the public shares if the company are unable to complete their initial business combination within 15 months from the effective date of this registration statement (unless such completion window is extended by shareholders via an amendment to the amended and restated memorandum and articles of association), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. If the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Shareholders”) and the underwriters have agreed (a) to vote their Founder Shares, Private Shares (as defined in Note 4), Shares issued as underwriting commissions (see Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act. However, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

The Company will have 15 months from the closing of the IPO (the “Completion Window”) to complete its initial Business Combination. If the Company is unable to complete its initial Business Combination within such period, unless the Company extends such period pursuant to its amended and restated memorandum and articles of association (subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the completion window may be extended by shareholders via an amendment to the amended and restated memorandum and articles of association), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (a) to modify the substance or timing of the obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their initial shares and private shares if we fail to complete the initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete the initial business combination within the prescribed time frame; and (iv) vote any initial shares and private shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of the initial business combination.

In order to protect the amounts held in the Trust Account, The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure the Sponsor will be able to satisfy those obligations.

Going Concern Consideration

As of September 30, 2025, the Company had $5,000 in cash and a working capital deficit of $231,823. The Sponsor agreed to provide the Company with a non-interest bearing, unsecured loan of up to $300,000 to cover part of the IPO expenses. The loan was fully repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of September 30, 2025, $206,823 was outstanding under the promissory note as discussed in Note 5.

The Company currently has until February 13, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial business combination. If the Company does not complete a business combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statement. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustments that might result from outcome of these uncertainties.

Risks and Uncertainties

Various social and political circumstances in the U.S. and around the world (including tariffs, rising trade tensions between the U.S. and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries), may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide.

As a result of these circumstances and the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financials for the period from January 13, 2025 (inception) through June 30, 2025 included in the Company’s Form S-1 filing. The interim results for the period from January 13, 2025 (inception) through September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

In preparing these unaudited condensed financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $5,000 in cash and none in cash equivalents as of September 30, 2025.

Deferred Offering Costs

Deferred offering costs consist of legal and other professional expenses incurred through the balance sheet date that are directly related to the IPO. Offering costs are allocated to the separable financial instruments issued in the initial public offering based on a relative fair value basis compared to total proceeds received. Should the IPO prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of September 30, 2025, the Company recorded deferred offering costs of $177,701.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such an account.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is a Cayman Islands exempt company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1 —	Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 —	Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 —	Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder, or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company will classify Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 ordinary shares sold as part of the units in the IPO will be issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 15-month period, which is the initial period that the Company has to complete a Business Combination.

Rights Accounting

The Company accounts for rights as either equity-classified or liability-classified instruments based on an assessment of the right’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the rights are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the rights meet all of the requirements for equity classification under ASC 815, including whether the rights are indexed to the Company’s own ordinary shares and whether the right holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of right issuance and as of each subsequent quarterly period end date while the rights are outstanding.

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statements of operations.

As the rights issued upon the closing of the IPO and sale of Private Placement Units have met the criteria for equity classification under ASC 815, therefore, the rights are classified as equity; see Note 7 for detail description.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). As of September 30, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per share is the same as basic net loss per ordinary share for the period presented.

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2020-06 as of the inception of the Company. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the pending adoption of ASU 2023-09 on its financial statement.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statement.

Note 3 — Initial Public Offering

On November 13, 2025, the Company sold 5,750,000 Units (including full allotment of 750,000 units), at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share with $0.0001 par value and one right (the “Public Right”). Each Public Right entitles the holder to receive one-sixth (1/6) of one Class A ordinary share upon the consummation of an initial business combination. The Company will not issue fractional shares upon the conversion of the rights. As a result, the holder must hold rights in multiples of six in order to receive shares for all of their rights upon closing of a Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 197,250 Private Units at a price of $10.00 per Private Unit for an aggregate purchase price of $1,972,500 in a private placement that will occur simultaneously with the closing of the IPO. Each Private Unit consists of one Class A ordinary share (“Private Share”) and one right (“Private Right”). Each Private Right will receive one-sixth (1/6) of one Class A ordinary share upon the consummation of a Business Combination. The proceeds from the Private Units were added to the proceeds from the IPO which were deposited in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Units and all underlying securities will expire worthless.

The Private Placement Units, private placement shares, private placement rights and the Class A ordinary shares underlying such rights will not be transferable, assignable or salable by the Sponsor until 30 days after the completion of the Company’s initial Business Combination, except to permitted transferees.

Note 5 — Related Party Transactions

Founder Shares

On February 28, 2025, the Company issued to the Sponsor 1,983,750 class B ordinary shares (the “Founder Shares”) for an aggregated consideration of $25,000, or approximately $0.0126 per ordinary share.

In August 2025, the Sponsor forfeited, for no consideration, 546,250 shares in a share recapitalization, resulting in the Sponsor holding an aggregate of 1,437,500 founder shares (up to 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is not exercised in full or in part by the underwriters).

As of September 30, 2025, there were 1,437,500 Founder Shares issued and outstanding, among which, up to 187,500 shares subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full. As a result of the underwriter’s full exercise of its over-allotment option on November 13, 2025., no shares are subject to forfeiture.

The Founder Shares are identical to the Class A ordinary shares included in the Units being sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor, officers and directors of the Company will enter into a letter agreement with the Company, pursuant to which they will agree (A) to waive their redemption rights with respect to the Founder Shares, private placement shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and private placement shares if the Company fails to complete its initial Business Combination within 15 months from the closing of the IPO (subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the completion window may be extended by shareholders via an amendment to the amended and restated memorandum and articles of association), although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and private placement shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement to be entered into with the Company, to vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to certain permitted transferees)) until the earlier of 180 days after the date of the consummation of the Company’s initial Business Combination or the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination.

Due To Related Party

Prior to the closing of the IPO, the Sponsor funded the Company’s cash deposit in the bank. As of September 30, 2025, $5,000 was outstanding; the amounts are unsecured, interest-free and due on demand.

Promissory Note — Related Party

On February 28, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free; the principal may be drawn down from time to time upon a written request from the Company to the Sponsor. The Promissory Note is due on the earlier of: (i) the date on which the Company consummates an initial public offering of its securities, or (ii) the date on which the Company determines to not proceed with such initial public offering. As of September 30, 2025, the Company had $206,823 borrowings under the Promissory Note. The loans were fully repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on the effective date of the registration statement of the IPO through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares issued and outstanding as of November 13, 2025, as well as the holders of the Private Units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any ordinary shares issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from trust. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option from the date of the IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on November 13, 2025.

The underwriters were paid a cash underwriting discount of 1.50% of the gross proceeds of the IPO, or $862,500. Additionally, the underwriters will be entitled to a deferred underwriting discount of 2% of the gross proceeds of the IPO or $1,150,000, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

The underwriters have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of its initial Business Combination, and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 15 months from the closing of the IPO (subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the completion window may be extended by shareholders via an amendment to our amended and restated memorandum and articles of association).

Note 7 — Shareholder’s Deficit

Class A Ordinary shares — The Company is authorized to issue up to 450,000,000 shares of Class A ordinary shares with $0.0001 par value. As of September 30, 2025, there were no shares of Class A ordinary shares issued or outstanding.

Class B Ordinary shares — The Company is authorized to issue up to 50,000,000 shares of Class B ordinary shares with $0.0001 par value. In August 2025, the Sponsor forfeited, for no consideration, 546,250 shares in a share recapitalization, resulting in the Sponsor holding an aggregate of 1,437,500 founder shares (up to 187,500 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is not exercised in full or in part by the underwriters).

As of September 30, 2025, there were 1,437,500 Class B ordinary shares issued and outstanding which were retroactively restated to reflect the forfeiture of 546,250 shares by the Sponsor, among which, up to 187,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full. As a result of the underwriter’s full excise of its over-allotment option on November 13, 2025, no shares are subject to forfeiture.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the private units issued to the sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of initial shares will never occur on a less than one-for-one basis.

Shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which requires the affirmative vote of the holders of at least two-thirds of the ordinary shares who attend and vote at a general meeting of the Company, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company.

Rights — Each holder of a right will receive one-sixth (1/6) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively convert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, holders of the rights might not receive the ordinary shares underlying the rights.

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment. The Company’s CODM does not review assets by segment in his evaluation and therefore assets by segment are not disclosed below.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews key metrics, which include the following:

For the Period From January 13, 2025 (Inception) Through September 30, 2025
Formation and operating costs	$79,122

Formation and operational costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete the IPO and eventually a Business Combination within the business combination period. The CODM also reviews formation and operational costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation and operational costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

Note 9 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on the review, the Company identified the following subsequent event that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 13, 2025, the Company consummated the IPO, which consisted of 5,750,000 units (the “Units”), including 750,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Share”), and one right to receive one-sixth (1/6th) of one Class A Ordinary Share (the “Right”) of the Company. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000.

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 197,250 units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $1,972,500, which is described in Note 4.

Transaction costs amounted to $2,435,201 consisting of $862,500 underwriting commissions which were paid in cash at the closing date of the IPO, $1,150,000 deferred underwriting fee, and $422,701 other offering costs. On the IPO date, $658,177 (including $653,177 funded by the Sponsor on November 14, 2023) was held outside of the Trust Account and is available for the payment of the promissory note, payment of accrued expenses and for working capital purposes.

On November 14, 2025, the Sponsor deposited $653,177 into the Company’s operating account, thereby eliminating the amount due from the related party.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “BPAC”, “our”, “we,” “us” or the “Company” refer to Blueport Acquisition Ltd . References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Blueport Acquisition Corporation The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “should,” “could,” “would,” “plan,” “continue,” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and in our other filings filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine and the Israel-Hamas war and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine and Israel and Hamas, the U.S. and other countries have imposed sanctions or other restrictive actions which could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial business combination. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Overview

We are a blank check company incorporated in Cayman Islands on January 13, 2025 as an exempted company with limited liability and formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (the “IPO”) and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the IPO or otherwise) shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We are an emerging growth company and, as such, are subject to all the risks associated with emerging growth companies.

We expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

On November 13, 2025, the Company consummated the IPO, which consisted of 5,750,000 units (the “Units”), including 750,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Share”), and one right to receive one-sixth (1/6th) of one Class A Ordinary Share (the “Right”) of the Company. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000.

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 197,250 units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $1,972,500, which is described in Note 4.

Transaction costs amounted to $2,435,201 consisting of $862,500 underwriting commissions which were paid in cash at the closing date of the IPO, $1,150,000 deferred underwriting fee, and $422,701 other offering costs. On the IPO date, $658,177 (including $653,177 funded by the Sponsor on November 14, 2023) was held outside of the Trust Account and is available for the payment of the promissory note, payment of accrued expenses and for working capital purposes.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 13, 2025 (inception) through September 30, 2025 have been limited to organizational activities as well as activities related to the IPO, and subsequent to the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the period from January 13, 2025 (inception) through September 30, 2025, we had a net loss of $79,122, all of which consisted of formation and operating costs.

Liquidity and Capital Resources

As previously disclosed on a Current Report on Form 8-K dated November 19, 2025 and November 13, 2025, the Company consummated the IPO of 5,750,000 units (the “Units”), including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters. Each Unit consists of one Class A ordinary share, par value $0.0001 per share and one right to receive one-sixth (1/6th) of one Class A Ordinary Share of the Company upon the completion of the initial Business Combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000. The Company has granted the underwriter a 45-day option from the date of IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on November 13, 2025.

As previously disclosed on a Current Report on Form 8-K November 19, 2025 and November 13, 2025, simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement of an aggregate of 197,250 Private Placement Units to the Sponsor, at a price of $10.00 per Private Unit, generating total proceeds of $1,972,500. Each Private Placement Unit consisted of one Class A Ordinary Share and one Right.

The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Units are identical to the Units sold in the IPO except with respect to certain registration rights and transfer restrictions, as described in the Registration Statement. Additionally, the Sponsor agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until after the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units and the underlying securities.

Upon the closing of the IPO and the private placement on November 13, 2025, a total of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (“Trust Account”) which will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2025, we had $5,000 in cash and a working capital deficit of $231,823. The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and a non-interest bearing, unsecured loan of up to $300,000 from the Sponsor, to cover transaction costs incurred in connection with the IPO. The loan was fully repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of September 30, 2025, $206,823 was outstanding under the promissory note.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and consummate a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post business combination entity at a price of $10.00 per Private Placement Unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. The Company currently has until February 13, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial business combination. If the Company does not complete a business combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statement. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. The unaudited condensed financial statements do not include any adjustments that might result from outcome of these uncertainties.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Registration Rights

The holders of the Founder Shares issued and outstanding as of November 13, 2025, as well as the holders of the Private Units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any ordinary shares issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from trust. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option from the date of the IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on November 13, 2025.

The underwriters were paid a cash underwriting discount of 1.50% of the gross proceeds of the IPO, or $862,500. Additionally, the underwriters will be entitled to a deferred underwriting discount of 2% of the gross proceeds of the IPO or $1,150,000, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

The underwriters have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of its initial Business Combination, and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 15 months from the closing of the IPO (subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the completion window may be extended by shareholders via an amendment to our amended and restated memorandum and articles of association).

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates and critical accounting policies.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As smaller reporting company, we are not required to make disclosures under this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Final Prospectus, filed with the SEC on November 12, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Final Prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

In February 2025, Blueport Acquisition Corporation (the “Sponsor”) purchased an aggregate of 1,983,750 Class B ordinary shares for an aggregate of $25,000. In August 2025, the Sponsor, for no consideration, forfeited 546,250 shares in a share recapitalization, resulting in the Sponsor holding an aggregate of 1,437,500 founder shares.

Simultaneously with the closing of the Company’s initial public offering (the “IPO”), the Company consummated a private placement (the “Private Placement”) of an aggregate of 197,250 units (the “Private Units”) to the Sponsor, at a price of $10.00 per Private Unit, generating total proceeds of $1,972,500. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Share”), and one right to receive one-sixth (1/6th) of one Class A Ordinary Share (the “Right”) of the Company.

The Private Units are identical to the Units sold in the IPO except with respect to certain registration rights and transfer restrictions, as described in the Registration Statement. Additionally, the Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until after the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units and the underlying securities.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

Use of Proceeds from our Initial Public Offering

On November 13, 2025, the Company consummated its IPO of 5,750,000 units, which included 750,000 Units issued pursuant to the exercise in full by the underwriters of its over-allotment option, which option was granted to the underwriters under the underwriting agreement for its IPO. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Share”), and one right to receive one-sixth (1/6th) of one Class A Ordinary Share (the “Right”) of the Company. The Units were sold at a price of $10.00 per unit, and the IPO generated gross proceeds of $57,500,000. The securities sold in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-288356) which became effective pursuant to Section 8(a) of the Securities Act of 1933, as amended on November 10, 2025.

As of November 13, 2025, a total of $57,500,000 of the net proceeds from the IPO and the Private Placement were deposited in a trust account established for the benefit of the Company’s public shareholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended September 30, 2025

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blueport Acquisition Ltd

December 17, 2025	By:	/s/ William Rosenstadt
Name: William Rosenstadt
Title: Chief Executive Officer (Principal Executive Officer)

December 17, 2025	By:	/s/ Kulwant Sandher
Name: Kulwant Sandher
Title: Chief Financial Officer (Principal Financial Officer)