Form 10-K
period 2025-12-31
Blueport Acquisition Ltd
filed 2026-02-26
CIK 2064177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number: 001-42947

Blueport Acquisition Ltd

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

366 Madison Ave 3rd Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

212-829-8937
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Class A Ordinary Shares, par value of $0.0001 per share	BPAC	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-sixth (1/6) of one Class A Ordinary Share	BPACR	The Nasdaq Stock Market LLC
Units, each consisting of one Class A Ordinary Share and one Right to receive one-sixth (1/6) of one Class A Ordinary Share	BPACU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2025, the Registrant’s securities were not listed on any exchange and all of the Registrant’s outstanding ordinary shares were held by affiliates. The Registrant’s Class A ordinary shares commenced trading on the Nasdaq Stock Exchange on November 8, 2024. Accordingly, at June 30, 2025, the aggregate market value of the Registrant’s Class A ordinary shares held by non-affiliates of the Registrant was $0.

As of February 26, 2026, 5,947,250 Class A ordinary shares, including Class A ordinary shares underlying the units, and 1,437,500 Class B ordinary shares were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BLUEPORT ACQUISITION LTD

Annual Report on Form 10-K for the Year Ended December 31, 2025

You should rely only on the information contained in this report. We have not authorized anyone to provide you with different information. We are not making an offer of these securities in any jurisdiction where the offer is not permitted.

As a blank check company incorporated in the Cayman Islands, we do not have any subsidiaries as of the date of this report, and no transfers, dividends, or distributions of any earnings or settlement of any amounts have been made by us to date.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, or as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering filed with the SEC on November 12, 2025 (the “Final Prospectus”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise. Forward-looking statements in this report may include, for example, statements about our:

●	our ability to identify or complete an initial business combination;

●	our limited operating history;

●	the success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our ability to identify or complete an initial business combination;

●	our limited operating history;

●	the success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in “Risk Factors” section of the Final Prospectus. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

ITEM 1. BUSINESS

Introduction

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

Initial Public Offering and Private Placement

The registration statement for the Company’s initial public offering (“IPO”) became effective on November 10, 2025. On November 13, 2025, the Company consummated the IPO, which consisted of 5,750,000 units (the “Units”), including 750,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Share”), and one right to receive one-sixth (1/6th) of one Class A Ordinary Share (the “Right”) of the Company. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000.

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 197,250 units (the “Private Placement Units”) to Blueport Acquisition Corporation (the “Sponsor”), a Nevada corporation at a price of $10.00 per Private Placement Unit, generating total proceeds of $1,972,500, which is described in Note 4.

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

Upon the closing of the IPO, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (“Trust Account”) which will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the private placement units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the public shares if the Company does not complete the Company’s initial Business Combination within 15 months from the effective date of this registration statement (subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the completion window may be extended by shareholders via an amendment to the Company’s amended and restated memorandum and articles of association), or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of all of the public shares if the company are unable to complete their initial business combination within 15 months from the effective date of this registration statement (unless such completion window is extended by shareholders via an amendment to the amended and restated memorandum and articles of association), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust As of December 31, 2025, the Company had not commenced any operations. All activities from January 13, 2025 (inception) through December 31, 2025 were related to the Company’s formation and the IPO, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

Redemption rights for public shareholders

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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (a) to modify the substance or timing of the obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their initial shares and private shares if we fail to complete the initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete the initial business combination within the prescribed time frame; and (iv) vote any initial shares and private shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of the initial business combination).

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

Enforceability of Civil Liabilities

We are a company incorporated under the laws of the Cayman Islands and administered from outside the United States, and a majority of our assets are located within the United States. However, it may be difficult for investors to effect service of process on us or our officers or directors within the United States in a way that will permit a U.S. court to have jurisdiction over us. The majority of our assets may be located outside the United States after our initial business combination.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act, and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands, as well as from English common law, the decisions of whose courts are considered persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are not as clearly established as they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholder derivative action in a federal court of the United States.

There is uncertainty as to whether the Cayman Islands courts would:

●	recognize or enforce against us judgments of U.S. courts based on certain civil liability provisions of U.S. securities laws; and

●	entertain original actions brought in the Cayman Islands against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

We have been advised by Ogier Global (Cayman) Limited (“Ogier”), our Cayman Islands counsel, that there is uncertainty with regard to Cayman Islands law related to whether a judgment obtained from the U.S. courts under civil liability provisions of U.S. securities laws will be determined by the courts of the Cayman Islands as penal or punitive in nature. If such determination is made, the courts of the Cayman Islands will not recognize or enforce the judgment against a Cayman Islands company, such as our company. As the courts of the Cayman Islands have yet to rule on making such a determination in relation to judgments obtained from U.S. courts under civil liability provisions of U.S. securities laws, it is uncertain whether such judgments would be enforceable in the Cayman Islands. We have been further advised that although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, a judgment obtained in such jurisdiction will be recognized and enforced in the courts of the Cayman Islands at common law, without any re-examination of the merits of the underlying dispute, by an action commenced on the foreign judgment debt in the Grand Court of the Cayman Islands, provided such judgment:

●	is given by a foreign court of competent jurisdiction;

●	imposes on the judgment debtor a liability to pay a liquidated sum for which the judgment has been given;

●	is final;

●	is not in respect of taxes, a fine or a penalty;

●	was not obtained by fraud; and

●	is not of a kind the enforcement of which is contrary to natural justice or the public policy of the Cayman Islands.

Subject to the above limitations, in appropriate circumstances, a Cayman Islands court may give effect in the Cayman Islands to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken against the management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States-incorporated company.

Facilities

We currently maintain our executive offices at 366 Madison Ave 3rd Floor New York, NY. We consider our current office space adequate for our current operations.

Competitive Strengths

Our management team is led by William Rosenstadt, our chairman and chief executive officer, who has been a practicing corporate and securities lawyer since 1995. Mr. Rosenstadt is also the founding member and the managing partner of Ortoli Rosenstadt LLP, an international law firm, formed in 2006. Mr. Rosenstadt received his Juris Doctorate from Benjamin N. Cardozo School of Law in 1995 and his Bachelor of Arts from Syracuse University in 1990. Our mission is to maximize shareholder value by identifying an acquisition target with significant growth prospects. The breadth and depth of our management team’s experience empower us to adeptly identify, thoroughly assess, and strategically structure transactions to the advantage of all shareholders. Additionally, we are positioned to source deals through our sponsor or their affiliates, enhancing our capacity to realize our strategic objectives. We believe we have the following key competitive strengths.

Seasoned management team with proven track record

Leveraging the extensive experience of our management team, which comprises executives of different companies across multiple sectors and industries, we have a distinct advantage in sourcing, evaluating and consummating an attractive transaction. We believe that our management’s track record of identifying and sourcing business combination targets positions us well to appropriately evaluate potential candidates and select the one that will be well received by the public markets.

Differentiated access to deal sourcing and leading industry relationships

Our target identification and selection process will leverage the broad and deep relationship network of our management team, sponsor and other strategic and operating partners across corporate executives, founders, venture capitalists and private equity firms. We believe that, through their broad range of industry contacts and deep industry insights, we are well-positioned to identify and access a differentiated pipeline of high-quality business combination opportunities. We expect these sourcing capabilities will be further bolstered by our reputation and deep industry relationships.

Strong understanding of the public and private markets

We believe that the significant experience of our management team in general corporate governance, capital markets and M&A transactions will greatly assist us in consummating transactions at attractive valuations. Our ability to assess potential target companies at a high diligence standard increases the likelihood that a company is suitable for public listing, together with our experienced judgement on how well a target company will trade in the public markets, will be essential to our selection process and ability to create shareholder value.

Robust execution and structuring capabilities

Our combined expertise and reputation will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we are able to generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.

Acquisition Strategy and Investment Criteria

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. Specifically, we will adopt the following major acquisition strategy:

●	leverage our management team’s operational expertise, successful deal experience, and extensive knowledge in a broad sector horizon to effectively and efficiently seek acquisition opportunities and may pursue targets in, any industry or geography;

●	leverage the unique combination of proven deal execution capabilities, extensive relationship networks and professional investment track record of our sponsor and management team’s extensive experience with listed companies, capital market transactions and investing in companies across a wide range of sectors;

●	focus our search for a target company that has compelling economics, potential for high recurring revenue, a defensible market position, and successful management teams that are seeking access to the public capital markets;

●	generate attractive returns and create value for our shareholders by applying a disciplined strategy of identifying attractive investment opportunities that could benefit from the addition of capital, management expertise and strategic insights;

●	identify an opportunity where our management team’s expertise could effect a positive transformation of the existing business to improve the overall value propositions while maximizing shareholder value;

●	identify companies that are underperforming their potential due to a temporary period of dislocation in the markets; and

●	source initial business combination opportunities through the extensive networks of our management team, sponsor and their affiliates, including seasoned executives and operators, private equity investors, lenders, attorneys and family offices, that we believe will provide our management team with a robust flow of acquisition opportunities.

Our management team has decades of combined experience setting and implementing strategies to grow revenues and improve profitability, including developing growth initiatives, developing capital allocation strategies, reducing expenses to increase earnings or to redeploy capital into more beneficial initiatives, pursuing add-on acquisitions and divestitures, engaging in capital markets and other financing or restructuring activities, evaluating, changing or enhancing management when appropriate, and crafting other initiatives.

To execute our business strategy, we intend to:

●	utilize our management team’s extensive network of company owners, management teams, financial intermediaries and others to identify appropriate candidates for a possible business combination;

●	conduct rigorous research and analysis of various industries and companies to identify promising potential targets;

●	conduct a rigorous and thorough due diligence review of one or more targets, including an analysis of overall industry and competitive conditions and of company specific information, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspections of facilities, competitor analysis and reviews of operational, financial and business and other information, among others, in the evaluation process to ensure a high-quality potential target;

●	utilize our established deal execution experiences to better understand the competing priorities among stakeholders and creatively structure transaction terms to reach a transaction agreement beneficial to all parties;

●	identify under-exploited expansion opportunities overlooked by other companies where complexity or urgency mask hidden value and complete a business combination at an attractive price in terms of intrinsic value and future potential;

●	implement a business plan that we believe will accelerate growth and provide the company with flexibility both financially and operationally; and

●	seek further strategic opportunities in the form of acquisitions, divestitures or other transactions in order to enhance shareholder value.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating candidates for our initial business combination. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we consider it appropriate to do so.

●	Established businesses with long-term financial visibility. We will seek to acquire a target that has already generated, or has the near-term potential to generate, strong and stable cash flow, with predictable and recurring revenue streams.

●	Defensible market position. We intend to seek target businesses with strong positions in an industry where they have disruptive or leading competitive technology, distinctive brand equity and/or product competencies.

●	Growth opportunities through capital investment. We intend to seek candidates who may be at a point of achieving high growth and require additional expertise or capital to help drive their further expansion.

●	Talented and incentivized management team with a proven track record. We will focus on candidates with a strong and experienced management team that has a proven track record of driving revenue growth, enhancing profitability and generating strong free cash flow. We will seek to partner with a management team that is well-incentivized and aligned in an effort to create enduring shareholder value, with the ambition to take advantage of the improved liquidity and additional capital that can come from a successful U.S. public listing. We expect that the operating and financial abilities of our management and board will help potential target companies to unlock opportunities for future growth and enhanced profitability.

●	Benefit from being a public company. We intend to pursue a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile associated with being a public company. We expect that the access to the public capital markets could allow such a target business to accelerate its growth, thereby enhancing its ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen its balance sheet and recruit and retain key employees through the use of publicly-traded equity compensation.

●	Benefit uniquely from our capabilities. We will seek to acquire a business where the collective capabilities of our management and sponsor can be leveraged to tangibly improve the operations and market position of the target

●	Attractive risk-adjusted returns. We intend to acquire a target that we believe can offer attractive risk-adjusted returns on investments of our shareholders.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to prospective target businesses. As a publicly traded company, we will offer a target business an alternative to the traditional initial public offering. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution than a traditional initial public offering. During an initial public offering, there are typically expenses incurred in marketing, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management.

Strong Financial Position and Flexibility

With the funds held in our trust account, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing, and there can be no assurance it will be available to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the IPO. We intend to utilize cash derived from the proceeds of the IPO and the private placement of private units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of the IPO and the private placement of private units are intended to be applied generally toward effecting a business combination as described in this Report and the Final Prospectus, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We have not identified a target business

To date, we have not selected any target business on which to concentrate our search for a business combination. None of our officers, directors, initial shareholders and other affiliates has engaged in discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, share exchange, asset acquisition or other similar business combination with us, nor have we, nor any of our agents or affiliates, been approached by any candidates (or representatives of any candidates) with respect to a possible business combination with our company.

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, we may pay our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. However, as of the date of this report, there is no affiliated entity that we consider a business combination target.

Selection of a target business and structuring of a business combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business

Pursuant to the Nasdaq Stock Market Listing Rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we obtain and maintain a listing for our securities on Nasdaq. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target business will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We will not be required to comply with the 80% fair market value requirement if we are delisted from Nasdaq. If Nasdaq delists our securities from trading on its exchange, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Lack of business diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited ability to evaluate the target business’ management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders may not have the ability to approve an initial business combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination or abstain from voting, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders will agree, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, or whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

Our initial shareholders and our officers and directors have agreed (1) vote any initial shares and private shares held by them and any public shares purchased (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving our initial business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination, and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, initial shareholders or their affiliates has indicated any intention to purchase units or ordinary shares from persons in the open market or in private transactions (other than the private units). However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 promulgated under the Exchange Act, which are rules designed to stop potential manipulation of a company’s share. In addition, our officers, directors, initial shareholders and their affiliates would structure such purchases to be in compliance with the requirements of Rule 14e-5 under the Exchange Act, including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, directors, officers, advisors or their affiliates may purchase shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, directors, officers, advisors or their affiliates were to purchase shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, directors, officers, advisors or their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, directors, officers, advisors or their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our sponsor, directors, officers, advisors or their affiliates, along with the purchase price;

o	the purpose of the purchases by our sponsor, directors, officers, advisors or their affiliates;

o	the impact, if any, of the purchases by our sponsor, directors, officers, advisors or their affiliates on the likelihood that the business combination transaction will be approved;

o	the identities of company security holders who sold to our sponsor, directors, officers, advisors or their affiliates (if not purchased on the open market) or the nature of company security holders (e.g., 5% security holders) who sold to our sponsor, directors, officers, advisors or their affiliates; and

o	the number of company securities for which we received redemption requests pursuant to its redemption offer.

Conversion and tender rights

At any meeting called to approve an initial business combination, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination or abstain from voting, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders will agree, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The redemption rights will be effected under our amended and restated memorandum and articles of association and Cayman Islands law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of its shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under Cayman Islands law, the share registrar in the Cayman Islands will then update our register of members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under our amended and restated memorandum and articles of association, we are required to provide at least five days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered its certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, it may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or units in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares, rights or units in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public units outstanding and/or increase the likelihood of approval on any matters submitted to the public shareholders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholders, directors, officers, advisors and their affiliates anticipate that they may identify the shareholders with whom our sponsor, initial shareholders, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, initial shareholders, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, initial shareholders, directors, officers, advisors and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, initial shareholders, directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or units from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or units from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or units from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Redemption of public shares and liquidation of trust account if no business combination

If we do not complete a business combination within 15 months from the closing of this initial public offering (subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the completion window may be extended by shareholders via an amendment to our amended and restated memorandum and articles of association), our amended and restated memorandum and articles of association provides that we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

If we are unable to consummate our initial business combination within such time period, we will, (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable and less interest to pay dissolution expenses up to $100,000) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the rights will expire and will be worthless.

The amount in the trust account will be treated as funds distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two (2) days prior to the distribution date (including any accrued interest net of taxes payable). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our officers and directors have agreed to (i) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their initial shares and private shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any initial shares and private shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination. There will be no distribution from the trust account with respect to our rights, which will expire worthless.

If we are unable to complete an initial business combination and expend all of the net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and interest to pay dissolution expenses up to $100,000, the initial per-share redemption price from the trust account would be $10.00.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

Our sponsor has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the IPO not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that it will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share redemption price could be less than $10.00 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.00 per share.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to redeem public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding rights and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to the underwriters upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $1,500,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the initial shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Conflicts of Interest

Each of our officers and directors presently has, and in the future any of our directors and our officers may have, additional fiduciary or contractual obligations to other entities, pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands laws, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she may need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands laws. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands laws, we renounce our interest or expectancy in any corporate opportunity offered to any officer or director and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

Additionally, the personal and financial interests of our directors and executive officers may influence their motivation in timely identifying and pursuing an initial business combination or completing our initial business combination. The different timelines of competing business combinations could cause our directors and executive officers to prioritize a different business combination over finding a suitable acquisition target for our business combination. For example, if two targets are being evaluated by our management team, and one is more stable and has a better risk or stability profile for our public shareholders, but may take a longer time to diligence and go through the business combination process, while the other has a less favorable risk or stability profile for our public shareholders, but would be easier, quicker and more certain to guide through the business combination process, our management team may decide to choose what they believe to be the quicker and more certain path despite its less favorable risk or stability profile for our public shareholders, as our management team would likely not receive any financial benefit unless we consummated a business combination. Additionally, if members of our management team form other special purpose acquisition companies similar to ours or pursue other business or investment ventures during the period in which we are seeking an initial business combination, the consideration paid, terms, conditions and timing relating to the business combinations of such other special purpose acquisition companies or ventures, and the level of attention paid to by members of our management team to them versus the level of attention paid to us may conflict in a way that is unfavorable to us. Consequently, our directors’ and executive officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest, which could negatively impact the timing for a business combination.

In addition to the above, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, may have conflicts of interest in allocating management time among various business activities, including selecting a business combination target and monitoring the related due diligence.

Additionally, our sponsor and executive officers and directors have agreed to (i) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their initial shares and private shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any initial shares and private shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial business combination.

With certain limited exceptions, the initial shares purchased by our sponsor for an aggregate of $25,000, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 180 days after the completion of our initial business combination. With certain limited exceptions, the private placement units and the Class A ordinary shares underlying such units, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and executive officers and directors may directly or indirectly own ordinary shares, our executive officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination because of their financial interest in completing an initial business combination within 15 months from the closing of the IPO (subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the completion window may be extended by shareholders via an amendment to our amended and restated memorandum and articles of association) or by such earlier liquidation date as our board of directors may approve.

Similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

Additionally, upon consummation of our initial business combination, we will reimburse an affiliate of our sponsor in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to us, as described elsewhere in this report (if we do not consummate an initial business combination, any accrued and unpaid amounts shall be forgiven). Up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses will be canceled at the closing of the business combination to offset amounts owed by the sponsor in connection with the private placement. Up to $1,500,000 of working capital loans (“Working Capital Loans”) made by the sponsor, prior to or in connection with its initial business combination may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of our sponsor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means we have been a public company for at least 12 months and the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

Potential Additional Financings

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our initial shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. These financing transactions are typically designed to ensure a return on investment to the investor in exchange for assisting the company in completing the business combination or providing sufficient liquidity to the post-combination company. The price of the shares we issue may therefore be lesser, and potentially significantly lesser, than the market price for our shares at such time. These financing transactions may be significantly dilutive to the post-combination company and represent the type of financing risk that is not associated with traditional initial public offerings. Any such additional financing, including issuance of equity or convertible securities, may significantly dilute the interests of our public shareholders. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Sponsor Information

Our sponsor, Blueport Acquisition Corporation, is a Nevada corporation, which was recently formed to invest in our company. Although our sponsor is permitted to undertake any activities permitted under Nevada law and other applicable law, our sponsor’s business is focused on investing in our company. Our sponsor is managed by its two principals, William Rosenstadt and Roy Jiang, and is legally and beneficially owned (i) 50% William Rosenstadt and (ii) 50% by Roy Jiang. William Rosenstadt and Roy Jiang control our sponsor and have direct or indirect material interest in the sponsor.

Periodic Reporting and Audited Financial Statements

We have registered our units, ordinary shares and rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to shareholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2026. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile. We will remain such for up to five years. However, if within a three-year period, we issue non-convertible debt exceeding $1.0 billion or generate revenues exceeding $1.235 billion, or if we have been a public company for at least 12 months and the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

ITEM 1A. RISK FACTORS

As smaller reporting company we are not required to make disclosures under this Item.

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Final Prospectus, filed with the SEC on November 12, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report on Form 10-K, there have been no material changes to the risk factors disclosed in our Final Prospectus. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. We have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

We currently maintain our principal executive offices at 366 Madison Ave 3rd Floor New York, NY 10017. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “BPACU” on November 11, 2025. The Class A Ordinary Shares and Rights comprising the units began separate trading on Nasdaq on January 6, 2026, under the symbols “BPAC” and “BPACR,” respectively.

Holders of Record

As at January February 26, 2026, there were 5,947,250 Class A ordinary shares held by one shareholder of record and 1,437,500 Class B ordinary shares of the registrant issued and outstanding held by one shareholder of record. The number of record holders was determined from the records of our transfer agent and does include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Specifically, the conflict between Russia and Ukraine and the Israel-Hamas war and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine and Israel and Hamas, the U.S. and other countries have imposed sanctions or other restrictive actions which could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial business combination. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 13, 2025 (inception) through December 31, 2025 have been limited to organizational activities as well as activities related to the IPO, and subsequent to the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the period from January 13, 2025 (inception) through December 31, 2025, we had a net loss of $19,738, which consisted of general and administrative expenses of $304,193, offset by interest income from our investments in Trust Account of $284,455.

Liquidity and Capital Resources

As previously disclosed on a Current Report on Form 8-K dated November 10, 2025 and November 13, 2025, the Company consummated the IPO of 5,750,000 units (the “Units”), including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters. Each Unit consists of one Class A ordinary share, par value $0.0001 per share and one right to receive one-sixth (1/6th) of one Class A Ordinary Share of the Company upon the completion of the initial Business Combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000. The Company has granted the underwriter a 45-day option from the date of IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on November 13, 2025.

As previously disclosed on a Current Report on Form 8-K November 10, 2025 and November 13, 2025, simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement of an aggregate of 197,250 Private Placement Units to the Sponsor, at a price of $10.00 per Private Unit, generating total proceeds of $1,972,500. Each Private Placement Unit consisted of one Class A Ordinary Share and one Right.

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

As of December 31, 2025, we had $480,852 in cash and a working capital of $408,107. The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and a non-interest bearing, unsecured loan of up to $300,000 from the Sponsor, to cover transaction costs incurred in connection with the IPO. The loan was fully repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of December 31, 2025, there was no amount outstanding under the promissory note.

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

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. The Company currently has until February 13, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial business combination. If the Company does not complete a business combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statement. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from outcome of these uncertainties.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Registration Rights

The holders of the Founder Shares issued and outstanding as of December 31, 2025, as well as the holders of the Private Units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any ordinary shares issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from trust. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates and critical accounting policies.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the pending adoption of ASU 2023-09 on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404,(ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As smaller reporting company we are not required to make disclosures under this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of December 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information concerning our directors, executive officers and director appointees as of February 26, 2026.

Name	Position
William Rosenstadt	Chairperson of the Board of Directors and Chief Executive Officer
Kulwant Sandher	Chief Financial Officer
Yarona Yieh	Independent Director
Scott Silverman	Independent Director
Steven Sanders	Independent Director

Below is a summary of the business experience of each of our executive officers, directors and director appointees:

William Rosenstadt, Chairman and Chief Executive Officer

William Rosenstadt, our chairman and chief executive officer, has been a practicing corporate and securities lawyer since 1995. Mr. Rosenstadt is also the founding member and the managing partner of Ortoli Rosenstadt LLP, an international law firm, formed in 2006. Mr. Rosenstadt received his Juris Doctorate from Benjamin N. Cardozo School of Law in 1995 and his Bachelor of Arts from Syracuse University in 1990.

We believe Mr. Rosenstadt is qualified to serve on our board due to his years of legal experience representing publicly listed companies (including many special purpose acquisition companies) and executive experience as the managing director of a law firm.

Kulwant Sandher, Chief Financial Officer

Kulwant Sandher, our Chief Financial Officer, is a Chartered Professional Accountant with over 25 years of experience in business and finance. Mr. Sandher graduated from Queen Mary, University of London (formerly known as Queen Mary College) in 1986 with a B.Sc. (Eng.) in Avionics. Mr. Sandher became a Chartered Accountant in England in 1991 and received his Chartered Professional Accountant designation in Canada in 1997. Mr. Sandher has considerable private and public company experience. He serves as CFO of Norsemont Mining Inc. (CSE: NOM) a position he has held since April 2018, and Smart Cool Technologies Inc., a position he has held since October 2019. Mr. Sandher has served as CFO of Vision Marine Technologies Inc., a Nasdaq listed electric outboard engine manufacturer from June 2019 to February 2024; CFO of ElectraMeccanica Vehicles Corp., a Nasdaq listed electric car manufacturer from June 2016 to November 2018; as CFO of MineSense Technologies Inc. from August 2013 until July 2015; as CFO of Alba Mineral Ltd. from June 2017 to April 1, 2018; as CFO of Delta Oil & Gas from October 2008 to September 2017; as CFO of Astorius Resources Ltd. from June 2017 to February 1, 2018; as CFO of Hillcrest Petroleum from December 2011 to April 2015; as CFO of Intigold Mines Ltd. from December 2010 to April 2017; and as COO & CFO for Marketrend Interactive Inc., from March 2004 to March 2006. Currently, Mr. Sandher serves as President of Hurricane Corporate Services Ltd. and as CFO of Norsemont Mining Inc., (TSX-V). Furthermore, Mr. Sandher served as a director of The Cloud Nine Education Group Inc from December 2015 to August 2022. Prior to August 2013, Mr. Sandher had also served as CFO of several publicly listed companies, including Hillcrest Petroleum (TSX-V), Millrock Resources Inc. (TSX-V) and St. Elias Mines (TSX-V).

Yarona Yieh, Independent Director

Yarona Yieh serves as a member of our board of directors. Yarona Yieh has been a practicing corporate and securities lawyer since 2008. She became a partner at Ortoli Rosenstadt LLP in January 2025, having previously served as counsel at the firm from August 2017 to December 2024. Ms. Yieh earned her Master of Law from Benjamin N. Cardozo School of Law in 2007 and her Bachelor of Law from China University of Political Science and Law in 2006.

We believe Ms. Yieh is qualified to serve on our board due to her years of legal experience representing publicly listed companies.

Scott Silverman, Independent Director

Scott Silverman serves as a member of our board of directors. Mr. Silverman has over 30 years of business success on national and international levels, with a highly diverse knowledge of financial, legal and operations management; public company management, accounting and SEC regulations. Mr. Silverman is one of the founders, and since 2007, has served and currently serves as President and CEO of Thornhill Advisory Group, Inc., a multi-national corporate financial management and advisory firm serving clients around the world, and Thornhill Holdings, Ltd, a private equity firm that focuses its investments in the hospitality, technology, construction, real estate and healthcare sectors. He also, since November 2023, has served and currently serves as the CFO and a director of Ludwig Enterprises, Inc. a biotech company that specializes in genetic based diagnostics. Additionally, he currently serves as the CFO of Vitae Group, Inc., a global insurance brokerage, since December 2022, AP Capital, a private equity and advisory firm, since 2017 and CompEquip Solutions, a durable medical equipment company, since 2018. Mr. Silverman is also a director nominee of Muliang Viagoo Technology, Inc. (OTC: MULG). From November 2023 to September 2024, he served as the CFO of Vocodia Holdings, Inc (OTC: VHAI), a publicly traded artificial intelligence software company, and from August 2021 through April 2022 as the CFO of Sidus Space, Inc., (NASDAQ: SIDU), a publicly traded Space-as-a-Service company, both of which in his capacities, he oversaw their IPOs. From October 2018 through February 2024, Mr. Silverman also served as the CFO of Healthsnap, Inc. a healthcare Software as a Service (SaaS) platform on the cutting edge of remote patient monitoring and chronic care management and from November 2018 through February 2023 as the CFO of Riverside Miami, LLC, a mixed-use restaurant and entertainment project in Miami, Florida. He has a bachelor’s degree in finance from George Washington University and a master’s degree in accounting from NOVA Southeastern University. We believe that Mr. Silverman is qualified to serve on our board by reasons of the above mentioned professional experiences and qualifications, specifically as it relates to financial management, accounting controls and financial strategy.

We believe Mr. Silverman is qualified to serve on our board due to his years of service as a chief financial officer and/or director of numerous public and privately held companies.

Steven Sanders, Independent Director

Steven Sanders serves as a member of our board of directors. Steven Sanders is a retired corporate and securities lawyer who practiced for more than 45 years. He received his Juris Doctorate from Cornell University Law School in 1977 and retired as a senior partner of Sanders, Ortoli, Vaughn-Flam, Rosenstadt LLP in 2021. Steven sits on the boards of Helijet International Inc., the largest scheduled helicopter service in North America and Avalon Globocare Corp. (Nasdaq: ALBT), a Nasdaq listed healthcare provider.

We believe Mr. Sanders is qualified to serve on our board due to his years of legal experience as and experience as director of various companies listed on Nasdaq and other exchanges.

Number and Terms of Office of Officers and Directors

Our board of directors consists of four members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, which consists of Mr. Sanders, will expire at our first annual general meeting. The term of office of the second class of directors, which consists of Ms. Yieh and Mr. Silverman will expire at the second annual general meeting. The term of office of the third class of directors, which consists of William Rosenstadt, will expire at the third annual general meeting.

Prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on the appointment and removal of directors. Holders of our public shares will not be entitled to vote on such matters during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% of such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, or by way of unanimous written resolution. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to vote to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Executive Officer and Director Compensation

No compensation was awarded to, earned by, or paid to our officers or directors for the last completed fiscal year. Commencing on the date that our securities are first listed on Nasdaq through the earlier of the consummation of our initial business combination and our liquidation, we will pay to our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team, which will not be due and payable until consummation of our initial business combination (if we do not consummate an initial business combination, any accrued and unpaid amounts shall be forgiven). In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses, and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors.” Currently Ms. Yieh, Mr. Silverman and Mr. Sanders are each considered an “independent director” under the Nasdaq Stock Market Listing Rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Independent Directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Committees of the Board of Directors

We have established three committees under the board of directors: an audit committee, a compensation committee and a corporate governance and nominating committee and have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit committee

●	Under the Nasdaq Stock Market Listing Rules and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Our audit committee consists of Ms. Yieh, Mr. Silverman and Mr. Sanders, each of whom satisfies the “independence” requirements of Rule 5605(a)(2) of the Nasdaq Stock Market Rules and meet the independence standards under Rule 10A-3 under the Exchange Act. Mr. Silverman is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to: reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial experts on audit committee

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under the Nasdaq Stock Market Listing Rules as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we have certified to Nasdaq that the committee has, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Silverman is qualified as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Corporate governance and nominating committee

We have established a compensation committee of the board of directors, which consists of Ms. Yieh, Mr. Silverman and Mr. Sanders, each of whom is an independent director under the Nasdaq Stock Market Listing Rules. Ms. Yieh is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

Guidelines for selecting director nominees

The guidelines for selecting nominees, which are specified in the Corporate Governance and Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The corporate governance and nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The corporate governance and nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders at the annual meeting of shareholders, if any (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the board of directors should follow the procedures set forth in our memorandum and articles of association. The corporate governance and nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation committee

We have established a compensation committee of the board of directors, which consists of Ms. Yieh, Mr. Silverman and Mr. Sanders, each of whom is an independent director under the Nasdaq Stock Market Listing Rules. Mr. Silverman is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	reviewing and approving the compensation disclosure and analysis prepared by Company management to be included in our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our executive officers, directors and employees. The code of conduct and ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Our officers and directors undertake to vote any initial shares and private shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving our initial business combination. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their initial shares if we do not complete a business combination. Furthermore, our initial shareholders have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under Cayman Islands law, directors owe the following fiduciary duties:

●	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty to act with skill, care and diligence. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe preexisting fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual(1)	Name of Affiliated Company	Industry	Affiliation(2)
William Rosenstadt	Ortoli Rosenstadt LLP	Law firm	Founder and Managing partner
Kulwant Sandher
	Norsemont Mining Inc.	Mining	CFO
	Smart Cool Technologies Inc.	Energy	CFO
Yarona Yieh	Ortoli Rosenstadt LLP	Law firm	Partner
Scott Silverman	Thornhill Advisory Group, Inc	Financial management and advisory	Founder, President and CEO
	Thornhill Holdings Ltd	Private equity firm	Founder, President and CEO
	Vitae, Group, Inc.	Global insurance brokerage	CFO
	AP Capital	Private equity	CFO
	CompEquip Solutions	Medical equipment	CFO
Steven Sanders	Globocare Corp.	Healthcare provider	Director
	Helijet International Inc.	Helicopter service	Director

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his obligations and the presentation by each such individual of business opportunities.

(2)	Our directors and officers owe fiduciary duties to each of the entities that they are affiliated with in accordance with the fiduciary duties owed by persons in such capacity to the entity.

Prior SPAC Experience

Although none of our directors or officers have previously served as a director or officer of a SPAC, Mr. Rosenstadt, our CEO and Chairperson, and Ms. Yieh, a director, have extensive experience in assisting in the establishment of SPACs and in providing legal advice and helping structure and execute the de-SPAC process by which a SPAC engages in an initial business combination. Each of our directors and officers have years of experience with companies that have enacted business combinations, asset sales or similar transactions.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target which could materially affect our ability to complete our initial business combination.

●	In addition to the above, Potential investors should also be aware of the following other potential conflicts of interest:

●	We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased initial shares prior to the date of the Final Prospectus and purchased private placement units in a transaction that closed simultaneously with the closing of the IPO. Our sponsor, officers and directors entered into a letter agreement with us, pursuant to which they agreed to (i) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their initial shares, private shares and public shares in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (a) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their initial shares and private shares if we fail to complete our initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any initial shares and private shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving our initial business combination. If we do not complete our initial business combination within the prescribed time frame, the private placement units will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their initial shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (1) 180 days after the completion of our initial business combination; or (2) the date following the consummation of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their shares for cash, securities or other property (the “Lock-Up”). Notwithstanding the foregoing, the initial shares will be released from the Lock-Up if (1) the reported closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination or (2) we complete a liquidation, merger, share exchange or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

●	our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the initial shares as our public shareholders paid for their public shares.

●	certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

Up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses (such loans will be canceled at the closing of the business combination to offset amounts owed by the sponsor in connection with the private placement), and upon consummation of our initial business combination, we will begin paying an affiliate of our sponsor $10,000 per month for office space and administrative and personnel services (if we do not consummate an initial business combination, any accrued and unpaid amounts shall be forgiven). In the event we obtain working capital loans from our sponsor to finance transaction costs related to our initial business combination, up to $1,500,000 of such loans may be convertible into units on substantially the same terms as the private units at the time of the initial business combination at a price of $10.00 per units at the option of our sponsor. Additionally, following consummation of a business combination, members of our management team will be entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. As a result, there may be actual or potential material conflicts of interest between members of our management team, our sponsor and its affiliates on one hand, and purchasers of our securities on the other.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their initial shares, and private shares any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

Limitation on Liability and Indemnification of Officers and Directors

Our memorandum and articles of association provide that, subject to certain limitations, the company shall indemnify its directors and officers against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with legal, administrative or investigative proceedings. Such indemnity only applies if the person acted honestly and in good faith with a view to what the person believes is in the best interests of the company and, in the case of criminal proceedings, the person had no reasonable cause to believe that their conduct was unlawful. The decision of the directors as to whether the person acted honestly and in good faith and with a view to the best interests of the company and as to whether the person had no reasonable cause to believe that his conduct was unlawful and is, in the absence of fraud, sufficient for the purposes of the memorandum and articles of association, unless a question of law is involved. The termination of any proceedings by any judgment, order, settlement, conviction or the entering of a nolle prosequi does not, by itself, create a presumption that the person did not act honestly and in good faith and with a view to the best interests of the company or that the person had reasonable cause to believe that his conduct was unlawful.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our memorandum and articles of association. Our memorandum and articles of association also permit us to purchase and maintain insurance on behalf of any officer or director who at the request of the company is or was serving as a director or officer of, or in any other capacity is or was acting for, another company or a partnership, joint venture, trust or other enterprise, against any liability asserted against the person and incurred by the person in that capacity, whether or not the company has or would have had the power to indemnify the person against the liability as provided in the memorandum and articles of association. We will purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is theretofore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2025.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers, and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. Our Sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth as of February 26, 2026 the number of Ordinary Shares, including both Class A and Class B Ordinary Shares, beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon conversion of rights as the rights are not convertible within sixty days of the date of the Final Prospectus.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Approximate Percentage of Outstanding Ordinary Shares
Blueport Acquisition Corporation (3)	1,634,750	22.14%
William Rosenstadt (3)	1,634,750	22.14%
Roy Jiang (3)	1,634,750	22.14%
Kulwant Sandher (4)	0	0%
Yarona Yieh (4)	0	0%
Scott Silverman (4)	0	0%
Steven Sanders (4)	0	0%
All officers and directors as a group (5 persons)	1,634,750	22.14%

All executive officers, directors and director appointees (five individuals) as a group

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Blueport Acquisition Corporation., 366 Madison Avenue, 3rd Floor New York, NY 10017

(2)	Consisting of (a) 197,250 Class A ordinary shares, $0.0001 par value (“Class A Ordinary Shares”) and (b) 1,437,500 Class B ordinary shares, $0.0001 par value (“Class B Ordinary Shares” and together with the Class A Ordinary Shares, the “Ordinary Shares”), which are convertible into Class A Ordinary Shares on a one-for-one basis upon the consummation of a business combination or earlier at the option of the holder, subject to adjustment as described in the Issuer’s amended and restated memorandum and articles of association. The 197,250 Class A Ordinary Shares are included in units acquired pursuant to a Private Units Subscription Agreement, dated November 11, 2025, by and between the Sponsor and Blueport Acquisition Ltd (the “Issuer”). Each private unit consists of one Class A ordinary share, and one right to receive one-sixth (1/6th) of one Class A ordinary share upon the consummation of the Issuer’s initial business combination. Excludes the 32,875 Class A Ordinary underlying the 197,250 rights. The rights convert automatically into Class A ordinary shares concurrently with or immediately following the consummation of the Issuer’s initial business combination. If the business combination has not been consummated within the applicable time period specified in the Issuer’s Amended and Restated Memorandum and Articles of Association, the rights shall expire and shall be worthless.

(3)	Represents Class B ordinary shares held of record by our sponsor. Our sponsor is managed by its two principals, William Rosenstadt and Roy Jiang, and is legally and beneficially owned (i) 50% William Rosenstadt and (ii) 50% by Roy Jiang. By virtue of their shared control of our sponsor, William Rosenstadt and Roy Jiang may be deemed to have beneficial ownership of the ordinary shares held directly by our sponsor. The address for our sponsor is 366 Madison Avenue, 3rd Floor New York, NY 10017.

(4)	Such individual does not beneficially own any of our ordinary shares.

Our initial shareholders have agreed not to transfer, assign or sell any of the initial shares (except to certain permitted transferees), respectively, until the earlier of (1) 180 days after the completion of our initial business combination; or (2) the date following the consummation of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their shares for cash, securities or other property (the “Lock-Up”). Notwithstanding the foregoing, the initial shares will be released from the Lock-Up if (1) the reported closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination or (2) we complete a liquidation, merger, share exchange or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their shares for cash, securities or other property. Additionally, our insiders have agreed not to transfer, assign or sell any of private units (including the ordinary shares issuable upon exercise of the private units) until at least 30 days after the completion of our initial business combination (except with respect to permitted transferees as described herein under “Principal Shareholders”). Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any initial shares and the private units, as applicable. However, if after our initial business combination, there is a transaction whereby all the outstanding shares are exchanged or redeemed for cash (as would be the case in a post-asset sale liquidation) or another issuer’s shares, then the initial shares or the private units (or any ordinary shares thereunder) shall be permitted to participate.

Any permitted transferees will be subject to the same restrictions and other agreements of our initial shareholders with respect to any initial shares and the private units, as applicable. The permitted transferees shall mean (i) among the initial shareholders or to the initial shareholders’, or our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to a holder’s shareholders or members upon the holder’s liquidation, in each case if the holder is an entity, (iii) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is the holder or a member of the holder’s immediate family, in each case for estate planning purposes, (iv) by virtue of the laws of descent and distribution upon death, (v) pursuant to a qualified domestic relations order, (vi) to us for no value for cancellation in connection with the consummation of our initial business combination, (vii) in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, (viii) in the event of our liquidation prior to its consummation of an initial business combination or (ix) in the event that, subsequent to the consummation of an initial business combination, we complete a liquidation, merger, share exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property, in each case (except for clauses (vi), (viii) or (ix) or with our prior written consent) on the condition that prior to such registration for transfer, the transfer agent shall be presented with written documentation pursuant to which each transferee or the trustee or legal guardian for such transferee agrees to be bound by the transfer restrictions contained in this paragraph and any other applicable agreement the transferor is bound by.

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the loans may be converted upon consummation of our business combination into private units at a price of $10.00 per unit. Our board of directors has approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

Our sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the Federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit. Our board of directors has approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

The holders of the Founder Shares issued and outstanding as of December 31, 2025, as well as the holders of the Private Units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any ordinary shares issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from trust. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Conduct and Ethics, requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. In addition, we may pay our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the period from January 13, 2025 (inception) through the date of this report, the firm of Adeptus Partners, LLC, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to WWC for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus Partners, LLC in connection with regulatory filings. The aggregate fees billed by Adeptus Partners, LLC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement and other required filings with the SEC for the year ended December 31, 2025 totaled $80,000.

Audit-Related Fees. We did not pay Adeptus Partners, LLC for consultations concerning financial accounting and reporting standards during the year ending December 31, 2025.

Tax Fees. We did not pay Adeptus Partners, LLC for tax planning and tax advice for the year ending December 31, 2025.

All Other Fees. We did not pay Adeptus Partners, LLC for other services for the year ending December 31, 2025.

Pre-Approval Policy

Our audit committee was formed only upon the consummation of our IPO in November, 2025. As a result, the audit committee did not pre-approve all of the foregoing services when the work was performed prior to the IPO, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

None.

(3) Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 11, 2025, by and between the Company and A.G.P./ Alliance Global Partners, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2025)
4.1	Specimen Unit Certificate. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 26, 2025)
4.2	Specimen Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 26, 2025)
4.3	Specimen Rights Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 26, 2025).
4.4	Rights Agreement, dated as of November 11, 2025, by and between the Company and VStock Transfer, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2025)
4.5	Description of Securities (incorporated by reference to description set forth in to the Final Prospectus on Form 424B4 filed with the Securities & Exchange Commission on November 12, 2025)

10.1	Letter Agreement, dated November 11, 2025, between the Company and Blueport Acquisition Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2025).
10.2	Letter Agreement, dated November 11, 2025, between the Company and the officers and directors of the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2025)
10.3	Investment Management Trust Agreement, dated as of November 11, 2025, by and between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2025).
10.4	Registration Rights Agreement, dated as of November 11, 2025, by and among the Company and certain security holders of the Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2025)
10.5	Private Units Subscription Agreement, dated November 11, 2025, by and between the Company and Blueport Acquisition Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2025).
10.6	Indemnification Agreement, dated as of November 11, 2025, by and between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2025)
10.7	Administration Service Agreement, dated November 11, 2025, by and between the Company and Blueport Acquisition Corporation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 13, 2025)
10.8	Consulting Agreement dated November 2025, between the Company and Hurricane Corporate Services Ltd.
14	Form of Code of Business and Ethics (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 26, 2025).
19.1	Insider Trading Policy ((incorporated by reference to 99.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 26, 2025).
24	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended. **
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 26, 2025).
99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 26, 2025).
99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 26, 2025).
99.4	Clawback Policy (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on June 26, 2025)
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEPORT ACQUISITION LTD

Dated February 26, 2026	By:	/s/ William Rosenstadt
	Name:	William Rosenstadt
	Title:	Chief Executive Officer and Chairman, (Principal Executive Officer)

By:	/s/ Kulwant Sandher
Name:	Kulwant Sandher
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Rosenstadt	Chief Executive Officer, and Chairman	February 26, 2026
William Rosenstadt	(Principal Executive Officer)

/s/ Kulwant Sandher	Chief Financial Officer	February 26, 2026
Kulwant Sandher	(Principal Financial and Accounting Officer)

/s/ Yarona Yieh	Independent Director	February 26, 2026
Yarona Yieh

/s/ Scott Silverman	Independent Director	February 26, 2026
Scott Silverman

/s/ Steven Sanders	Independent Director	February 26, 2026
Steven Sanders

BLUEPORT ACQUISITION LTD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Blueport Acquisition Ltd

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Blueport Acquisition Ltd (the Company) as of December 31, 2025, and the related statements of operations, changes in shareholders’ equity, and cash flows for the period January 13, 2025 (inception) to December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 in accordance with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has $480,852 of cash, working capital of $408,107, and will continue to incur significant costs in pursuit of an acquisition, that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a Public Accounting Firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statement. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2025.

/s/ Adeptus Partners, LLC

Ocean, New Jersey

February 26, 2026

BLUEPORT ACQUISITION LTD

BALANCE SHEET

AS OF DECEMBER 31, 2025

Assets
Cash	$480,852
Prepaid expenses	62,511
Total current assets	543,363

Investments held in Trust Account	57,784,454
Total Assets	$58,327,817

Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity
Accounts payable and accrued expenses	$135,257
Total current liabilities	135,257

Deferred underwriting fee payable	1,150,000
Total Liabilities	1,285,257

Commitments and Contingencies (Note 6)

Class A ordinary shares, no par value; 450,000,000 shares authorized; 5,750,000 shares subject to possible redemption	53,340,490

Shareholders’ Equity:
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 197,250 shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption)	20
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 1,437,500 shares issued and outstanding	144
Additional paid-in capital	3,721,645
Accumulated deficit	(19,738)
Total Shareholders’ Equity	3,702,071
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity	$58,327,817

The accompanying notes are an integral part of these financial statements.

BLUEPORT ACQUISITION LTD

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative expenses	$304,193
Loss from Operations	(304,193)
Other income:
Interest income	284,455
Net loss before income taxes	(19,738)
Income taxes provision	—
Net loss	$(19,738)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	784,091
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.46
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption	1,276,543
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.30)

The accompanying notes are an integral part of these financial statements.

BLUEPORT ACQUISITION LTD

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Ordinary shares				Additional		Total
	Class A		Class B		paid-in	Accumulated	shareholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance –January 13, 2025 (Inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to the Sponsor	—	—	1,437,500	144	24,856	—	25,000
Issuance of Private Placement Units	197,250	20	—	—	1,972,480	—	1,972,500
Proceeds allocated to Public Rights	—	—	—	—	2,415,000	—	2,415,000
Class A ordinary shares issuance costs	—	—	—	—	2,332,922	—	2,332,922
Offering expenses	—	—	—	—	(2,435,201)	—	(2,435,201)
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(284,455)	—	(284,455)
Accretion of carrying value to redemption value	—	—	—	—	(303,957)	—	(303,957)
Net loss	—	—	—	—	—	(19,738)	(19,738)
Balance as of December 31, 2025	197,250	$20	1,437,500	$144	$3,721,645	$(19,738)	$3,702,071

The accompanying notes are an integral part of these financial statements.

BLUEPORT ACQUISITION LTD

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(19,738)
Adjustment to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(284,455)
Changes in operating assets and liabilities:
Prepaid expenses	(62,511)
Accounts payable and accrued expenses	135,257
Net Cash Used in Operating Activities	(231,448)

Cash Flows from Investing Activities:
Purchase of investment held in Trust Account	(57,500,000)
Net Cash Used in Investing Activities	(57,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of public units	57,500,000
Proceeds from sale of private placement units	1,972,500
Payment of underwriter commissions	(862,500)
Payment of offering costs	(397,700)
Net Cash Provided by Financing Activities	58,212,300

Net Change in Cash	480,852

Cash, Beginning of Year	—
Cash, End of Year	$480,852

Supplemental Disclosure of Cash Flow Information:
Initial classification of ordinary shares subject to redemption	$52,752,078
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$303,957
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$25,000

The accompanying notes are an integral part of these financial statements.

BLUEPORT ACQUISITION LTD

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2025, the Company had not commenced any operations. All activities from January 13, 2025 (inception) through December 31, 2025 were related to the Company’s formation and the Initial Public Offering (“IPO”), as described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Blueport Acquisition Corporation (the “Sponsor”), a Nevada corporation.

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

Going Concern Consideration

As of December 31, 2025, the Company had $480,852 in cash and a working capital of $408,107. The Sponsor agreed to provide the Company with a non-interest bearing, unsecured loan of up to $300,000 to cover part of the IPO expenses. The loan was fully repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of December 31, 2025, there was no amount outstanding under the promissory note as discussed in Note 5.

The Company currently has until February 13, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial business combination. If the Company does not complete a business combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

As a result of these circumstances and the ongoing Russia/Ukraine, Hamas/Israel conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The financial statement does not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

In preparing these financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $480,852 in cash and cash equivalents as of December 31, 2025.

Investments Held in Trust Account

At December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information. Fair values of these investments are determined by Level 1 input utilizing quoted prices (unadjusted) in active markets for identical assets. The estimated fair value of investments held in the Trust Account is determined using available market information.

Offering Costs Associated with the IPO

Offering costs consist of legal and other professional expenses incurred through the balance sheet date that are directly related to the IPO. The Company complies with the requirements of ASC 340-10-S99-1, SEC Staff Accounting bulletin Topic 5A - “Expenses of Offering”, and SEC Staff Accounting bulletin Topic 5T — “Accounting for Expenses or Liabilities Paid by Principal Stockholder(s)”. Offering costs were allocated to the Public Rights and Private Placement Units issued in the IPO on a relative fair value basis, compared to total proceeds received. Offering costs associated with the Class A ordinary shares are charged against the carrying value of Class A ordinary shares subject to possible redemption upon the completion of the IPO. As of December 31, 2025, there were no offering costs outstanding.

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

The Company’s funds held in the Trust Account are invested in U.S. Treasury securities with a maturity of 185 days or less or in money market funds that invest exclusively in U.S. Treasury obligations. These investments are not subject to FDIC insurance; however, U.S. Treasury securities are backed by the full faith and credit of the U.S. government. Management does not believe the Company is exposed to significant credit risk in connection with the Trust Account investments.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder, or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company will classify Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 ordinary shares sold as part of the units in the IPO will be issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 15-month period, which is the initial period that the Company has to complete a Business Combination. Accordingly, as of November 13, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of December 31, 2025, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to Public Share Rights	(2,415,000)
Class A ordinary shares issuance costs	(2,332,922)
Plus: Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	284,455
Accretion of carrying value to redemption value	303,957
Class A ordinary shares subject to possible redemption, December 31, 2025	$53,340,490

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

For issued or modified rights that meet all of the criteria for equity classification, the rights are required to be recorded as a component of equity at the time of issuance. For issued or modified rights that do not meet all the criteria for equity classification, the rights are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the rights are recognized as a non-cash gain or loss on the statement of operations.

As the rights issued upon the closing of the IPO and sale of Private Placement Units have met the criteria for equity classification under ASC 815, therefore, the rights are classified as equity; see Note 7 for detail description.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic net income (loss) per ordinary share for the period presented.

For the Period from January 13, 2025 (inception) through December 31, 2025
Net loss	$(19,738)
Subsequent measurement of Class A ordinary shares subject to redemption	(284,455)
Accretion of carrying value to redemption value	(303,957)
Net loss including accretion of carrying value to redemption value	$(608,150)

	For the Period from January 13, 2025 (inception) through December 31, 2025
	Redeemable Ordinary Shares	Non-redeemable Ordinary Shares
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net loss including accretion of carrying value to redemption value	$(231,407)	$(376,743)
Subsequent measurement of Class A ordinary shares subject to redemption (interest earned on trust account)	284,455	-
Accretion of Class A ordinary shares subject to possible redemption to redemption value	303,957	-
	$357,005	$(376,743)

Denominator:
Basic and diluted weighted average shares outstanding	784,091	1,276,543
Basic and diluted net income (loss) per Class A ordinary share	$0.46	$(0.30)

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

As of December 31, 2025, there were 1,437,500 Founder Shares issued and outstanding; no shares are subject to forfeiture as a result of the underwriter’s full exercise of its over-allotment option on November 13, 2025.

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

Promissory Note — Related Party

On February 28, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free; the principal may be drawn down from time to time upon a written request from the Company to the Sponsor. The Promissory Note is due on the earlier of: (i) the date on which the Company consummates an initial public offering of its securities, or (ii) the date on which the Company determines to not proceed with such initial public offering. Upon the closing of the IPO on November 13, 2025, the Company fully repaid the outstanding amount of approximately $206,823 under the Promissory Note. As of December 31, 2025, the Company had no borrowings under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. As of December 31, 2025, the Company incurred and accrued $16,667 in administrative service fees which were included in the accrued expenses on the accompanying balance sheet.

Consulting Services Agreement

On November 11, 2025, the Company entered into an agreement with Hurricane Corporate Services Ltd., a consulting firm controlled by Kulwant Sandher, the Company’s Chief Financial Officer (“CFO’). The agreement is for a term of three months commencing on the execution date and will automatically renew for an additional three-month period. The Company agreed to pay Mr. Sandher a monthly fee of $3,000. As of December 31, 2025, the Company had incurred and accrued approximately $4,500 in CFO service fees.

Director Compensation

The Company pays a quarterly fee of $7,500 to its directors. As of December 31, 2025, no director fees were incurred and outstanding.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares issued and outstanding as of December 31, 2025, as well as the holders of the Private Units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any ordinary shares issuable upon conversion of the underlying the private rights), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the registration statement. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from trust. The holders of a majority of the private units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 7 — Shareholder’s Deficit

Class A Ordinary shares — The Company is authorized to issue up to 450,000,000 shares of Class A ordinary shares with $0.0001 par value. As of December 31, 2025, there were 197,250 Class A ordinary shares issued or outstanding excluding 5,750,000 Class A ordinary shares subject to possible redemption.

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

As of December 31, 2025, there were 1,437,500 Class B ordinary shares issued and outstanding; no shares are subject to forfeiture as a result of the underwriter’s full excise of its over-allotment option on November 13, 2025.

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

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company has adopted the guidance in ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, in the accompanying financial statements.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

For the Period from January 13, 2025 (inception) December 31, 2025

Interest earned on investments held in Trust Account	$284,455
General and administrative expenses	$304,193

The key measures of segment profit or loss reviewed by the CODM are general and administrative expenses and interest earned on investments held in Trust Account. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Interest earned on investments held in Trust Account are reviewed to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement.

Note 9 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, the Company identified the following subsequent event that would have required adjustment or disclosure in the financial statements.

On February 17, 2026, the Company paid approximately $8,000 and $7,500 to the CFO and Scott Silverman (Independent Director), respectively.