Form 10-Q
period 2026-03-31
Blueport Acquisition Ltd
filed 2026-05-13
CIK 2064177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, there were 5,947,250 Class A ordinary shares (inclusive of shares included in outstanding units), and 1,437,500 Class B ordinary shares of the registrant issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025 (Audited)	1
	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2026 and For the Period from January 13, 2025 (inception) to March 31, 2025	2
	Unaudited Condensed Statement of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2026 and For the Period from January 13, 2025 (inception) to December 31, 2025	3
	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2026 and For the Period from January 13, 2025 (inception) to March 31, 2025	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	20
Item 1A.	Risk Factors.	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	20
Item 3.	Defaults Upon Senior Securities.	20
Item 4.	Mine Safety Disclosures.	20
Item 5.	Other Information.	20
Item 6.	Exhibits.	21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEPORT ACQUISITION LTD

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31,
	(Unaudited)	2025
Assets
Current assets
Cash	$97,816	$480,852
Prepaid expenses	112,505	62,511
Total current assets	210,321	543,363

Investments held in Trust Account	58,293,580	57,784,454
Total Assets	$58,503,901	$58,327,817

Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$161,166	$135,256
Total current liabilities	161,166	135,256

Deferred underwriting fee payable	1,150,000	1,150,000
Total Liabilities	1,311,166	1,285,256

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 5,750,000 shares subject to possible redemption	54,772,034	53,340,490

Shareholders’ Equity:
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 197,250 shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption)	20	20
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 1,437,500 shares issued and outstanding(1)	144	144
Addition paid-in capital	2,290,101	3,721,645
Retained earnings (accumulated deficit)	130,436	(19,738)
Total shareholders’ equity	2,420,701	3,702,071
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity	$58,503,901	$58,327,817

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEPORT ACQUISITION LTD

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2026	For the Period From January 13 2025 (Inception) Through March 31, 2025
General and administrative expenses	$358,951	$9,052
Loss from Operations	(358,951)	(9,052)
Other income:
Interest earned on investment held in Trust Account	509,125	-
Income before income tax	150,174	(9,052)
Net income (loss)	$150,174	$(9,052)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	-
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.08	$-
Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption(1)	1,634,750	1,437,500
Basic and diluted net loss per share, Class A and Class B ordinary shares not subject to redemption	$(0.17)	$(0.01)

(1)	Class B ordinary shares have been retroactively adjusted to reflect the forfeiture of 546,250 shares for no consideration in a share recapitalization in August 2025, resulting in the Sponsor holding an aggregate of 1,437,500 founder shares (up to 187,500 of which were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters) (see Note 5). On November 13, 2025, the Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 187,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEPORT ACQUISITION LTD

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Ordinary shares				Additional	Retained earnings	Total
	Class A		Class B(1)		paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	capital	deficit)	equity
Balance – December 31, 2025	197,250	$20	1,437,500	$144	$3,721,645	$(19,738)	$3,702,071
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(509,125)	—	(509,125)
Accretion of carrying value to redemption value	—	—	—	—	(922,419)	—	(922,419)
Net income	—	—	—	—	—	150,174	150,174
Balance as of March 31, 2026	197,250	$20	1,437,500	$144	$2,290,101	$130,436	$2,420,701

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH MARCH 31, 2025

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance–January 13, 2025 (Inception)	-	$-	$-	$-	$-
Founder shares issued to the Sponsor(1)	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(9,052)	(9,052)
Balance– March 31, 2025	1,437,500	$144	$24,856	$(9,052)	$15,948

(1)	Class B ordinary shares have been retroactively adjusted to reflect the forfeiture of 546,250 shares for no consideration in a share recapitalization in August 2025, resulting in the Sponsor holding an aggregate of 1,437,500 founder shares (up to 187,500 of which were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters) (see Note 5). On November 13, 2025, the Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 187,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BLUEPORT ACQUISITION LTD

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months ended March 31, 2026	For the Period From January 13 2025 (Inception) Through March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$150,174	$(9,052)
Changes in operating assets and liabilities:
Interest income on investments held in Trust Account	(509,125)	-
Prepaid expenses	(49,994)	-
Accounts payable and accrued expenses	25,909	-
Net Cash Used in Operating Activities	(383,036)	(9,052)

Cash Flows from Financing Activities:
Advances from related party	-	9,052
Net Cash Provided by Financing Activities	-	9,052

Net Change in Cash	(383,036)	-
Cash, Beginning of the Period	480,852	-
Cash, End of the Period	$97,816	$-

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$1,431,544	$-
Deferred offering costs paid by Sponsor under amount due to a related party	$-	$99,052
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$25,000

 The accompanying notes are an integral part of the unaudited condensed financial statements.

BLUEPORT ACQUISITION LTD

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Blueport Acquisition Ltd (the “Company” or “BPAC”) is a blank check company incorporated as a Cayman Islands exempted company on January 13, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activities from January 13, 2025 (inception) through March 31, 2026 were related to the Company’s formation and the initial public offer (“IPO”), as described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Blueport Acquisition Corporation (the “Sponsor”), a Nevada corporation.

The registration statement for the Company’s IPO became effective on November 10, 2025. On November 13, 2025, the Company consummated the IPO, which consisted of 5,750,000 units (the “Units”), including 750,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Share”), and one right to receive one-sixth (1/6th) of one Class A Ordinary Share of the Company. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000.

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement (the “Private Placement”) of 197,250 units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, generating total proceeds of $1,972,500, which is described in Note 4.

Transaction costs amounted to $2,435,201 consisting of $862,500 underwriting commissions which were paid in cash at the closing date of the IPO, $1,150,000 deferred underwriting fee, and $422,701 other offering costs. On the IPO date, $658,177 (including $653,177 funded by the Sponsor on November 14, 2025) was held outside of the Trust Account (as defined below) and is available for the payment of the promissory note (see Note 5), payment of accrued expenses and for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the IPO, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (“Trust Account”) which will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury and held in cash or cash like items (including demand deposit accounts) at a ban. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the private placement units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the public shares if the Company does not complete the Company’s initial Business Combination within 15 months from the closing of the IPO, or (B) with respect to any other material provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of all of the public shares if the company are unable to complete their initial business combination within 15 months from the closing of the IPO (unless such completion window is extended by shareholders via an amendment to the amended and restated memorandum and articles of association), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. If the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Shareholders”) and the underwriters have agreed (a) to vote their Founder Shares, and private placement shares (see Note 6) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to convert any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

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

The Company has determined not to consummate any Business Combination unless the Company has net tangible assets of at least $5,000,001 upon such consummation in order to avoid being subject to Rule 419 promulgated under the Securities Act. However, if the Company seeks to consummate an initial Business Combination with a target business that imposes any type of working capital closing condition or requires the Company to have a minimum amount of funds available from the Trust Account upon consummation of such initial Business Combination, its net tangible asset threshold may limit the Company’s ability to consummate such initial Business Combination (as the Company may be required to have a lesser number of shares redeemed) and may force the Company to seek third party financing which may not be available on terms acceptable to the Company or at all. As a result, the Company may not be able to consummate such initial Business Combination and the Company may not be able to locate another suitable target within the applicable time period, if at all.

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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their initial shares, private placement shares and public shares in connection with the completion of the initial business combination; (ii) waive their redemption rights with respect to their initial shares, private placement shares and public shares in connection with a shareholder vote to approve an amendment to the amended and restated memorandum and articles of association (a) to modify the substance or timing of the obligation to allow redemption in connection with the initial business combination or to redeem 100% of the public shares if the Company has not consummated an initial business combination within the completion window or (b) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the trust account with respect to their initial shares and private placement shares if the Company fails to complete the initial business combination within the completion window, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if the Company fails to complete the initial business combination within the prescribed time frame; and (iv) vote any initial shares and private placement shares held by them and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of the initial business combination.

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

The Merger Agreement

On May 1, 2026, BPAC entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) NeoCryo Inc, a Cayman Islands exempted company and wholly owned subsidiary of BPAC (the “Purchaser”), (ii) NeoCryo Merger Sub Ltd, a Cayman Islands exempted company and wholly owned subsidiary of BPAC (“Merger Sub”), and (iii) SINGAUTO Inc., a Cayman Islands exempted company (the “SINGAUTO”), to effect a two-step business combination resulting in a new publicly traded holding company (“PubCo”). The transaction is structured in two sequential mergers:

Reincorporation Merger: Upon the closing of the transactions contemplated in the Merger Agreement, and subject to the terms and conditions set forth therein, BPAC will merge with and into the Purchaser, with the Purchaser surviving as PubCo (the “Reincorporation Merger”). In connection with the Reincorporation Merger, (i) all issued and outstanding Class B ordinary shares will be converted automatically into Class A ordinary shares, (ii) all issued and outstanding units will be separated automatically into their individual components of Class A ordinary shares and rights, and will cease separate existence and trading, (iii) all issued and outstanding Class A ordinary shares will be converted automatically into Purchaser ordinary shares on a one-for-one basis, and (iv) each issued and outstanding right will be converted into a right to receive one-sixth of one Purchaser ordinary share at closing.

Acquisition Merger: At least one business day after the Reincorporation Merger, Merger Sub will merge with and into SINGAUTO, with SINGAUTO surviving as a wholly owned subsidiary of PubCo (the “Acquisition Merger”). As a result of the Acquisition Merger, all outstanding equity interests of SINGAUTO will be cancelled and converted into the right to receive merger consideration.

Pursuant to the terms of the Merger Agreement, the aggregate consideration payable to SINGAUTO’s shareholders is $1.2 billion, payable entirely in equity, consisting of 120,000,000 PubCo ordinary shares valued at $10.00 per share. The Merger Agreement may be terminated under customary circumstances, including failure to obtain required approvals, uncured breaches, legal prohibitions, or failure to execute a required IP cooperation agreement.

Key Related Agreements:

●	Company Support Agreement: Certain SINGAUTO shareholders agreed to vote in favor of the Merger Agreement and the transactions contemplated thereby and restrict transfers of their SINGAUTO shares until closing or termination.

●	Sponsor Support Agreement: The Sponsor and certain of its affiliates agreed to vote in favor of the Merger Agreement and the transactions contemplated thereby, waive redemption rights, and not transfer their BPAC shares until closing or termination.

●	Lock-Up Agreements: At closing, the Sponsor and certain significant shareholders (≥5% holders) will be subject to transfer restrictions on their PubCo ordinary shares, generally lasting 30 days for sponsor-related shares and 180 days for other shareholders, subject to early release upon certain specified stock price thresholds or certain change-of-control events.

●	Registration Rights Agreement: PubCo will enter into a registration rights agreement with certain shareholders of SINGAUTO and BPAC, pursuant to which such shareholders will be provided demand and “piggy-back” registration rights, subject to certain requirements and customary conditions. All expenses of registration will be paid by PubCo.

●	IP Cooperation Agreement: SINGAUTO is required to enter into the IP cooperation agreement, in a form acceptable to BPAC, within a specified period.

Going Concern Consideration

As of March 31, 2026, the Company had $97,816 in cash and working capital of $49,155. The Sponsor agreed to provide the Company with a non-interest bearing, unsecured loan of up to $300,000 to cover part of the IPO expenses. The loan was fully repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of March 31, 2026 and December 31, 2025, there was no amount outstanding under the promissory note as discussed in Note 5.

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

As a result of these circumstances and the ongoing geopolitical conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2025 included in the Form 10K filed with the SEC on February 26, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $97,816 and $480,852 in cash and none in cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such an account.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder, or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company will classify Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 ordinary shares sold as part of the units in the IPO will be issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 15-month period, which is the initial period that the Company has to complete a Business Combination. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of March 31, 2026, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to Public Share Rights	(2,415,000)
Class A ordinary shares issuance costs	(2,332,922)
Plus: Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	284,455
Accretion of carrying value to redemption value	303,957
Class A ordinary shares subject to possible redemption, December 31, 2025	$53,340,490
Plus: Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	509,125
Accretion of carrying value to redemption value	922,419
Class A ordinary shares subject to possible redemption, March 31, 2026	$54,772,034

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed consolidated statements of operations include a presentation of net income per redeemable share and net loss per non-redeemable share following the two-class method of net income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed net income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed net income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed net income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the common shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of net diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. As of March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of income is based on the following:

	For the three months ended March 31,	For the Period from January 13, 2025 (inception) to March 31,
	2026	2025
Net income (loss)	$150,174	$(9,052)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	(509,125)	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	(922,419)	—
Net loss including accretion of ordinary shares to redemption value	$(1,281,370)	$(9,052)

	For the three months ended March 31, 2026		For the Period from January 13, 2025 (inception) to March 31, 2025
	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non-redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(604,986)	$(283,654)	$—	$(9,052)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	509,125	—	—	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	922,419	—	—	—
Allocation of net income (loss)	433,828	(283,654)	—	(9,052)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,634,750	—	1,437,500
Basic and diluted net income (loss) per ordinary share	$0.08	$(0.17)	$—	$(0.01)

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 became effective for fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2026 and the adoption has no material impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On November 13, 2025, the Company sold 5,750,000 Units (including full allotment of 750,000 units), at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one right (the “Public Right”). Each Public Right entitles the holder to receive one-sixth (1/6) of one Class A ordinary share upon the consummation of an initial business combination. The Company will not issue fractional shares upon the conversion of the rights. As a result, the holder must hold rights in multiples of six in order to receive shares for all of their rights upon closing of a Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 197,250 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $1,972,500 in a private placement that will occur simultaneously with the closing of the IPO. Each Private Placement Unit consists of one Class A ordinary share and one right to receive one-sixth (1/6) of one Class A ordinary share upon the consummation of a Business Combination. The proceeds from the Private Placement Units were added to the proceeds from the IPO which were deposited in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless.

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

In August 2025, the Sponsor forfeited, for no consideration, 546,250 shares in a share recapitalization, resulting in the Sponsor holding an aggregate of 1,437,500 founder shares (up to 187,500 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is not exercised in full or in part by the underwriters).

As of March 31, 2026, there were 1,437,500 Founder Shares issued and outstanding; no shares are subject to forfeiture as a result of the underwriter’s full exercise of its over-allotment option on November 13, 2025.

The Founder Shares are identical to the Class A ordinary shares included in the Units being sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, and (ii) the Sponsor, officers and directors of the Company entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, private placement shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and private placement shares if the Company fails to complete its initial Business Combination within 15 months from the closing of the IPO, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period and (iii) the Founder Shares and private placement shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement, to vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination.

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

Promissory Note — Related Party

On February 28, 2025, the Sponsor agreed to loan the Company up to an aggregate amount of $300,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note was unsecured, interest-free; the principal may be drawn down from time to time upon a written request from the Company to the Sponsor. The Promissory Note was due on the earlier of: (i) the date on which the Company consummates an initial public offering of its securities, or (ii) the date on which the Company determines to not proceed with such initial public offering. Upon the closing of the IPO on November 13, 2025, the Company fully repaid the outstanding amount of approximately $206,823 under the Promissory Note. As of March 31, 2026, the Company had no borrowings under the Promissory Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. For the three months ended March 31, 2026, the Company incurred administrative service fees totaling $30,000. Additionally, amounts of $46,667 and $16,667 were accrued and included in accrued expenses on the accompanying balance sheets as of March 31, 2026 and December 31, 2025, respectively.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, as well as the holders of the Private Placement Units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any ordinary shares issuable upon conversion of the underlying the private placement rights), are entitled to registration rights pursuant to an agreement signed on the effective date of the registration statement for the IPO. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from lock-up. The holders of a majority of the Private Placement Units and units issued in payment of working capital loans made to the Company can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Consulting Services Agreement

On November 11, 2025, the Company entered into an agreement with Hurricane Corporate Services Ltd., a consulting firm controlled by Kulwant Sandher, the Company’s Chief Financial Officer (“CFO”). The agreement is for a term of three months commencing on the execution date and will automatically renew for an additional three-month period. The Company agreed to pay Mr. Sandher a monthly fee of $3,000. As of March 31, 2026, the Company had incurred and paid $7,999 in CFO service fees.

Director Compensation

The Company pays a quarterly fee of $7,500 to its directors. During the three months ended March 31, 2026, the Company incurred and paid director fees totaling $22,500.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on November 13, 2025.

The underwriters were paid a cash underwriting discount of 1.50% of the gross proceeds of the IPO, or $862,500. Additionally, the underwriters will be entitled to a deferred underwriting discount of 2% of the gross proceeds of the IPO or $1,150,000, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

The underwriters have agreed to waive their rights to the deferred underwriting discounts held in the trust account in the event the Company does not consummate a business combination within 15 months from the closing of the IPO (as may be extended pursuant to the Company’s charter documents (subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the completion window may be extended by shareholders via an amendment to the Company’s amended and restated memorandum and articles of association)), and in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares.

Note 7 — Shareholders’ Equity

Class A Ordinary shares — The Company is authorized to issue up to 450,000,000 shares of Class A ordinary shares with $0.0001 par value. As of March 31, 2026, there were 197,250 Class A ordinary shares issued or outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue up to 50,000,000 shares of Class B ordinary shares with $0.0001 par value. On February 28, 2025, the Company issued to the Sponsor 1,983,750 class B ordinary shares for an aggregated consideration of $25,000, or approximately $0.0126 per ordinary share. In August 2025, the Sponsor forfeited, for no consideration, 546,250 shares in a share recapitalization, resulting in the Sponsor holding an aggregate of 1,437,500 founder shares (up to 187,500 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is not exercised in full or in part by the underwriters).

As of March 31, 2026, there were 1,437,500 Class B ordinary shares issued and outstanding; no shares are subject to forfeiture as a result of the underwriter’s full excise of its over-allotment option on November 13, 2025.

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of the IPO (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A ordinary shares underlying the Private Placement Units issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent units issued to the Company’s Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of initial shares will never occur on a less than one-for-one basis.

Shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by Cayman Islands law or stock exchange rules, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company is generally required to approve any matter voted on by the shareholders. Approval of certain actions require a special resolution under Cayman Islands law, which requires the affirmative vote of the holders of at least two-thirds of the ordinary shares who attend and vote at a general meeting of the Company, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company.

Rights — Each holder of a right will receive one-sixth (1/6) of one Class A ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon conversion of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination, as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per ordinary share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary shares basis and each holder of a right will be required to affirmatively convert its rights in order to receive one share underlying each right (without paying additional consideration). The shares issuable upon conversion of the rights will be freely tradable (except to the extent held by affiliates of the Company).

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of March 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$58,293,580	$58,293,580	—	—

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$57,784,454	$57,784,454	—	—

Note 9 — Segment Information

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

The CODM assesses performance for the single segment and decides how to allocate resources. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended March 31	For the Period From January 13, 2025 (Inception) Through March 31
	2026	2025
General and administrative expenses	$358,951	$9,052
Interest earned on investments held in Trust Account	$509,125	$—

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

Note 9 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based on the review, the Company did not identify any subsequent events, other than the Merger Agreement and related agreements discussed in Note 1, that that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risks and Uncertainties

Results of operations and the Company’s ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The Company’s ability to consummate an initial business combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial business combination. Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from ongoing global conflicts and/or other future global conflicts and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Recent Developments

The Merger Agreement

On May 1, 2026, we entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”) with (i) NeoCryo Inc, a Cayman Islands exempted company and wholly owned subsidiary of BPAC (the “Purchaser”), (ii) NeoCryo Merger Sub Ltd, a Cayman Islands exempted company and wholly owned subsidiary of BPAC (“Merger Sub”), and (iii) SINGAUTO Inc., a Cayman Islands exempted company (“SINGAUTO”), to effect a two-step business combination resulting in a new publicly traded holding company (“PubCo”). The transaction is structured in two sequential mergers:

Reincorporation Merger: Upon the closing of the transactions contemplated in the Merger Agreement, and subject to the terms and conditions set forth therein, BPAC will merge with and into the Purchaser, with the Purchaser surviving as PubCo (the “Reincorporation Merger”). In connection with the Reincorporation Merger, (i) all issued and outstanding Class B ordinary shares will be converted automatically into Class A ordinary shares, (ii) all issued and outstanding units will be separated automatically into their individual components of Class A ordinary shares and rights, and will cease separate existence and trading, (iii) all issued and outstanding Class A ordinary shares will be converted automatically into Purchaser ordinary shares on a one-for-one basis, and (iv) each issued and outstanding right will be converted into a right to receive one-sixth of one Purchaser ordinary share at closing.

Acquisition Merger: At least one business day after the Reincorporation Merger, Merger Sub will merge with and into SINGAUTO, with SINGAUTO surviving as a wholly owned subsidiary of PubCo (the “Acquisition Merger”). As a result of the Acquisition Merger, all outstanding equity interests of SINGAUTO will be cancelled and converted into the right to receive merger consideration.

Pursuant to the terms of the Merger Agreement, the aggregate consideration payable to SINGAUTO’s shareholders is $1.2 billion, payable entirely in equity, consisting of 120,000,000 PubCo ordinary shares valued at $10.00 per share. The Merger Agreement may be terminated under customary circumstances, including failure to obtain required approvals, uncured breaches, legal prohibitions, or failure to execute a required IP cooperation agreement.

Key Related Agreements:

●	Company Support Agreement: Certain SINGAUTO shareholders agreed to vote in favor of the Merger Agreement and the transactions contemplated thereby and restrict transfers of their SINGAUTO shares until closing or termination.

●	Sponsor Support Agreement: The Sponsor and certain of its affiliates agreed to vote in favor of the Merger Agreement and the transactions contemplated thereby, waive redemption rights, and not transfer their BPAC shares until closing or termination.

●	Lock-Up Agreements: At closing, the Sponsor and certain significant shareholders (≥5% holders) will be subject to transfer restrictions on their PubCo ordinary shares, generally lasting 30 days for sponsor-related shares and 180 days for other shareholders, subject to early release upon certain specified stock price thresholds or certain change-of-control events.

●	Registration Rights Agreement: PubCo will enter into a registration rights agreement with certain shareholders of SINGAUTO and BPAC, pursuant to which such shareholders will be provided demand and “piggy-back” registration rights, subject to certain requirements and customary conditions. All expenses of registration will be paid by PubCo.

●	IP Cooperation Agreement: SINGAUTO is required to enter into the IP cooperation agreement, in a form acceptable to BPAC, within a specified period.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 13, 2025 (inception) through March 31, 2026 have been limited to organizational activities as well as activities related to the IPO, and subsequent to the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2026, we had a net income of $150,174, which consisted of general and administrative expenses of $358,951, offset by interest income from our investments in Trust Account of $509,125. For the period from January 13, 2025 (inception) through March 31, 2025, we had a net loss of $9,052, all of which consisted of formation and operating expenses.

Liquidity and Capital Resources

On November 13, 2025, the Company consummated the IPO of 5,750,000 Units, including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters. Each Unit consists of one Class A Ordinary Share and one right to receive one-sixth (1/6th) of one Class A Ordinary Share of the Company upon the completion of the initial Business Combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000. The Company granted the underwriter a 45-day option from the date of IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on November 13, 2025.

Simultaneously with the closing of the IPO and the sale of the Units, the Company consummated the private placement of an aggregate of 197,250 Private Placement Units to the Sponsor, at a price of $10.00 per Private Placement Unit, generating total proceeds of $1,972,500. Each Private Placement Unit consisted of one Class A Ordinary Share and one right to receive one-sixth (1/6th) of one Class A Ordinary Share of the Company upon the completion of the initial Business Combination.

The Private Placement Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering. The Private Placement Units are identical to the Units sold in the IPO except with respect to certain registration rights and transfer restrictions, as described in the final prospectus for the IPO. Additionally, the Sponsor agreed not to transfer, assign or sell any of the Private Placement Units or underlying securities (except in limited circumstances, as described in the final prospectus for the IPO) until 30 days after the completion of the Company’s initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Placement Units and the underlying securities.

Upon the closing of the IPO and the private placement on November 13, 2025, a total of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was placed in a trust account (“Trust Account”) which will be invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury and held in cash or cash like items (including demand deposit accounts) at a ban.

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

As of March 31, 2026, we had $97,816 in cash and a working capital of $49,155. The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and a non-interest bearing, unsecured loan of up to $300,000 from the Sponsor, to cover transaction costs incurred in connection with the IPO. The loan was fully repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of March 31, 2026, there was no amount outstanding under the promissory note.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, the Sponsor or an affiliate of our Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to our sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. The Company currently has until February 13, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial business combination. If the Company does not complete a business combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the combination period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statement. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. The unaudited condense financial statements do not include any adjustments that might result from outcome of these uncertainties.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than described below.

Registration Rights

The holders of the Founder Shares, as well as the holders of the Private Placement Units and any shares of the Company’s insiders, officers, directors or their affiliates may be issued in payment of working capital loans and extension loans made to the Company (and any ordinary shares issuable upon conversion of the underlying the private placement rights), are entitled to registration rights pursuant to an agreement signed on the effective date of the registration statement for the IPO. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from trust. The holders of a majority of the Private Placement Units and units issued in payment of working capital loans made to us can elect to exercise these registration rights at any time commencing on the date that the Company consummate an initial business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriter fully excised its over-allotment option on November 13, 2025.

The underwriters were paid a cash underwriting discount of 1.50% of the gross proceeds of the IPO, or $862,500. Additionally, the underwriters will be entitled to a deferred underwriting discount of 2% of the gross proceeds of the IPO or $1,150,000, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

The underwriters have agreed to waive their rights to the deferred underwriting discounts held in the trust account in the event the Company does not consummate a business combination within 15 months from the closing of the IPO (as may be extended pursuant to the Company’s charter documents (subject to shareholder approval, there are no limitations as to the duration of an extension or the number of times the completion window may be extended by shareholders via an amendment to the Company’s amended and restated memorandum and articles of association)), and in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of the public shares.

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

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740): Improvements to Income Tax Disclosure (“ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. ASU 2023-09 became effective for fiscal years beginning after December 15, 2024. The Company adopted this guidance on January 1, 2026 and the adoption has no material impact on its financial statements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404,(ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

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

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of May 1, 2026, by and among Blueport Acquisition Ltd, NeoCryo Inc, NeoCryo Merger Sub Ltd and SINGAUTO Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 4, 2026)

10.1	Shareholder Support Agreement, dated as of May 1, 2026, by and among Blueport Acquisition Ltd, SINGAUTO Inc. and the shareholders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 4, 2026)
10.2	Sponsor Support Agreement, dated as of May 1, 2026, by and among Blueport Acquisition Ltd, SINGAUTO Inc. and the shareholders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 4, 2026)
10.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 4, 2026)
10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 4, 2026)
31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blueport Acquisition Ltd

May 13, 2026	By:	/s/ William Rosenstadt
Name: William Rosenstadt
Title: Chief Executive Officer (Principal Executive Officer)

May 13, 2026	By:	/s/ Kulwant Sandher
Name: Kulwant Sandher
Title: Chief Financial Officer (Principal Financial and Accounting Officer)