Form 10-Q
period 2026-06-30
Blueport Acquisition Ltd
filed 2026-08-12
CIK 2064177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 5,947,250 Class A ordinary shares (inclusive of shares included in outstanding units), and 1,437,500 Class B ordinary shares of the registrant issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026, For the Three Months Ended June 30, 2025, and For the Period from January 13, 2025 (inception) to June 30, 2025	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Three and Six Months Ended June 30, 2026 and For the Period from January 13, 2025 (inception) to June 30, 2025	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and For the Period from January 13, 2025 (inception) to June 30, 2025	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	21
Item 1A.	Risk Factors.	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21
Item 3.	Defaults Upon Senior Securities.	21
Item 4.	Mine Safety Disclosures.	21
Item 5.	Other Information.	21
Item 6.	Exhibits.	21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEPORT ACQUISITION LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31,
	(Unaudited)	2025
Assets
Current assets
Cash	$29,180	$480,852
Prepaid expenses	77,347	62,511
Total current assets	106,527	543,363

Investments held in Trust Account	58,809,205	57,784,454
Total Assets	$58,915,732	$58,327,817

Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$295,416	$135,256
Promissory note - related party	190,000	-
Total current liabilities	485,416	135,256

Deferred underwriting fee payable	1,150,000	1,150,000
Total Liabilities	1,635,416	1,285,256

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 5,750,000 shares subject to possible redemption	56,226,115	53,340,490

Shareholders’ Equity:
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 197,250 shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption)	20	20
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 1,437,500 shares issued and outstanding	144	144
Addition paid-in capital	836,020	3,721,645
Retained earnings (accumulated deficit)	218,017	(19,738)
Total shareholders’ equity	1,054,201	3,702,071
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ Equity	$58,915,732	$58,327,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEPORT ACQUISITION LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period From January 13 2025 (Inception) Through June 30,
	2026	2025	2026	2025
General and administrative expenses	$398,044	$37,000	$726,995	$46,052
Related party administrative fees	30,000	-	60,000	-
Loss from operations	(428,044)	(37,000)	(786,995)	(46,052)

Other income
Interest earned on investments held in Trust Account	515,625	-	1,024,750	-
Income before income tax	87,581	(37,000)	237,755	(46,052)
Net income (loss)	$87,581	$(37,000)	$237,755	$(46,052)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	-	5,750,000	-

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.07	$-	$0.14	$-

Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption(1)	1,634,750	1,375,000	1,634,750	907,738

Basic and diluted net loss per share Class A and Class B ordinary shares not subject to redemption	$(0.19)	$(0.03)	$(0.36)	$(0.05)

(1)	Class B ordinary shares have been retroactively adjusted to reflect the forfeiture of 546,250 shares for no consideration in a share recapitalization in August 2025, resulting in the Sponsor holding an aggregate of 1,437,500 founder shares (up to 187,500 of which were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters) (see Note 5). On November 13, 2025, the Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 187,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEPORT ACQUISITION LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Ordinary shares				Additional	Retained Earnings	Total
	Class A		Class B(1)		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – December 31, 2025	197,250	$20	1,437,500	$144	$3,721,645	$(19,738)	$3,702,071
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(509,125)	—	(509,125)
Accretion of carrying value to redemption value	—	—	—	—	(922,419)	—	(922,419)
Net income	—	—	—	—	—	150,174	150,174
Balance as of March 31, 2026	197,250	$20	1,437,500	$144	$2,290,101	$130,436	$2,420,701
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(515,625)	—	(515,625)
Accretion of carrying value to redemption value	—	—	—	—	(938,456)	—	(938,456)
Net income	—	—	—	—	—	87,581	87,581
Balance as of June 30, 2026	197,250	$20	1,437,500	$144	$836,020	$218,017	$1,054,201

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance–January 13, 2025 (Inception)	-	$-	$-	$-	$-
Founder shares issued to the Sponsor(1)	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(9,052)	(9,052)
Balance– March 31, 2025	1,437,500	$144	$24,856	$(9,052)	$15,948
Net loss	-	-	-	(37,000)	(37,000)
Balance– June 30, 2025	1,437,500	$144	$24,856	$(46,052)	$(21,052)

(1)	Class B ordinary shares have been retroactively adjusted to reflect the forfeiture of 546,250 shares for no consideration in a share recapitalization in August 2025, resulting in the Sponsor holding an aggregate of 1,437,500 founder shares (up to 187,500 of which were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters) (see Note 5). On November 13, 2025, the Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 187,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEPORT ACQUISITION LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2026	For the Period From January 13 2025 (Inception) Through June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$237,755	$(46,052)
Changes in operating assets and liabilities:
Interest income on investments held in Trust Account	(1,024,750)	-
Prepaid expenses	(14,837)	-
Accounts payable and accrued expenses	160,160	7,000
Net Cash Used in Operating Activities	(641,672)	(39,052)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	190,000	-
Advances from related party	-	39,052
Net Cash Provided by Financing Activities	190,000	39,052

Net Change in Cash	(451,672)	-
Cash, Beginning of the Period	480,852	-
Cash, End of the Period	$29,180	$-

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$2,885,625	$-
Deferred offering costs paid by Sponsor under amount due to a related party	$-	$173,604
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$25,000

 The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BLUEPORT ACQUISITION LTD

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2026, the Company had not commenced any operations. All activities from January 13, 2025 (inception) through June 30, 2026 were related to the Company’s formation and the initial public offer (“IPO”), as described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Blueport Acquisition Corporation (the “Sponsor”), a Nevada corporation.

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

Upon the closing of the IPO, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was deposited in a trust account (“Trust Account”) which may only be invested in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury and held in cash or cash like items (including demand deposit accounts) at a bank. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the private placement units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the public shares if the Company does not complete the Company’s initial Business Combination within 15 months from the closing of the IPO, or (B) with respect to any other material provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of all of the public shares if the company are unable to complete their initial business combination within 15 months from the closing of the IPO (unless such completion window is extended by shareholders via an amendment to the amended and restated memorandum and articles of association), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

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

Going Concern Consideration

As of June 30, 2026, the Company had $29,180 in cash and working capital deficit of $378,889. The Sponsor agreed to provide the Company with a non-interest bearing, unsecured loan of up to $300,000 to cover part of the IPO expenses. The loan was fully repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of June 30, 2026 and December 31, 2025, the Company had $190,000 and $0 outstanding, respectively, under the promissory note as discussed in Note 5.

The Company currently has until February 13, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial business combination. If the Company does not complete a business combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the combination period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statement. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

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

As a result of these circumstances and the ongoing geopolitical conflicts and/or other future global conflicts, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2025 included in the Form 10K filed with the SEC on February 26, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

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

Principles of consolidation

The accompanying unaudited consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

Use of Estimates

In preparing these unaudited condensed consolidated financial statements in conformity with U.S. GAAP, the Company’s management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $29,180 and $480,852 in cash and none in cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder, or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as stockholders’ equity. In accordance with ASC 480-10-S99, the Company will classify Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 ordinary shares sold as part of the units in the IPO will be issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 15-month period, which is the initial period that the Company has to complete a Business Combination. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of June 30, 2026, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to Public Share Rights	(2,415,000)
Class A ordinary shares issuance costs	(2,332,922)
Plus:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	284,455
Accretion of carrying value to redemption value	303,957
Class A ordinary shares subject to possible redemption, December 31, 2025	$53,340,490
Plus:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	509,125
Accretion of carrying value to redemption value	922,419
Class A ordinary shares subject to possible redemption, March 31, 2026	$54,772,034
Plus:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	515,625
Accretion of carrying value to redemption value	938,456
Class A ordinary shares subject to possible redemption, June 30, 2026	$56,226,115

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

The calculation of net diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the exercise of the units is contingent upon the occurrence of future events. As of June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from January 13, 2025 (inception) to June 30,
	2026	2025	2026	2025
Net income (loss)	$87,581	$(37,000)	$237,755	$(46,052)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	(515,625)	-	(1,024,750)	-
Accretion of Class A ordinary shares to redemption value	(938,456)	-	(1,860,875)	-
Net loss including accretion of Class A ordinary shares to redemption value	$(1,366,500)	$(37,000)	$(2,647,870)	$(46,052)

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
	Redeemable Class A Ordinary Shares	Non- redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non- redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(1,064,000)	$(302,499)	$—	$(37,000)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	515,625	—	—	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	938,456	—	—	—
Allocation of net income (loss)	390,080	(302,499)	—	(37,000)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,634,750	—	1,375,000
Basic and diluted net income (loss) per ordinary share	$0.07	$(0.19)	$—	$(0.03)

	For the six months ended June 30, 2026		For the Period from January 13, 2025 (inception) to June 30, 2025
	Redeemable Class A Ordinary Shares	Non- redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non- redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(2,061,715)	$(586,155)	$—	$(46,052)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	1,024,750	—	—	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	1,860,875	—	—	—
Allocation of net income (loss)	823,910	(586,155)	—	(46,052)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,634,750	—	907,738
Basic and diluted net income (loss) per ordinary share	$0.14	$(0.36)	$—	$(0.05)

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

Note 3 — Initial Public Offering

On November 13, 2025, the Company sold 5,750,000 Units (including full exercise of the underwriters’ over-allotment option of 750,000 units), at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one right (the “Public Right”). Each Public Right entitles the holder to receive one-sixth (1/6) of one Class A ordinary share upon the consummation of an initial business combination. The Company will not issue fractional shares upon the conversion of the rights. As a result, the holder must hold rights in multiples of six in order to receive shares for all of their rights upon closing of a Business Combination.

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

As of June 30, 2026 and December 31, 2025, there were 1,437,500 Founder Shares issued and outstanding; no shares are subject to forfeiture as a result of the underwriters’ full exercise of its over-allotment option on November 13, 2025.

The Founder Shares are identical to the Class A ordinary shares included in the Units being sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Sponsor, officers and directors of the Company entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, private placement shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and private placement shares if the Company fails to complete its initial Business Combination within 15 months from the closing of the IPO, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period, and (iii) the Founder Shares and private placement shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement, to vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination.

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

In May 2026, the Sponsor agreed to loan the Company an aggregate of up to $190,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note. The promissory note is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. As of June 30, 2026 and December 31, 2025, the Company had $190,000 and $0, respectively, outstanding under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. For the three months and six months ended June 30, 2026, the Company incurred administrative service fees totaling $30,000 and $60,000, respectively. Additionally, amounts of $60,000 and $16,667 were accrued and included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.

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

Consulting Services Agreement

On November 11, 2025, the Company entered into an agreement with Hurricane Corporate Services Ltd., a consulting firm controlled by Kulwant Sandher, the Company’s Chief Financial Officer (“CFO”). The agreement is for a term of three months commencing on the execution date and will automatically renew for an additional three-month period. The Company agreed to pay Mr. Sandher a monthly fee of $3,000. For the three and six months ended June 30, 2026, the Company incurred $9,000 and $18,000, respectively, in CFO service fees. The Company did not incur any CFO service fees for the period from January 13, 2025 (Inception) through June 30 2025. As of June 30, 2026 and December 31, 2025, $6,000 and $0 of which were accrued and included on the accompanying unaudited condensed consolidated balance sheets.

Director Compensation

The Company pays a quarterly fee of $7,500 to its directors. For the three and six months ended June 30, 2026, the Company incurred $22,500 and $45,000, respectively, in director compensation, of which $15,000 and $0 were accrued and included on the accompanying unaudited condensed consolidated balance sheets. The Company did not incur any director compensation for the period from January 13, 2025 (Inception) through June 30 2025.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters fully excised their over-allotment option on November 13, 2025.

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

Note 7 — Shareholders’ Equity

Class A Ordinary shares — The Company is authorized to issue up to 450,000,000 shares of Class A ordinary shares with $0.0001 par value. As of June 30, 2026, there were 197,250 Class A ordinary shares issued or outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

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

As of June 30, 2026 and December, 2025, there were 1,437,500 Class B ordinary shares issued and outstanding; no shares are subject to forfeiture as a result of the underwriters’ full excise of its over-allotment option on November 13, 2025.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of June 30,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$58,809,205	$58,809,205	—	—

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$57,784,454	$57,784,454	—	—

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

The CODM assesses performance for the single segment and decides how to allocate resources. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30	For the Period From January 13, 2025 (Inception) Through June 30
	2026	2025	2026	2025
General and administrative expenses	$398,044	$37,000	$726,995	$46,052
Interest earned on investments held in Trust Account	$515,625	$-	$1,024,750	$-

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

Note 9 — Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based on the review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 13, 2025 (inception) through June 30, 2026 have been limited to organizational activities as well as activities related to the IPO, and subsequent to the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2026, we had a net income of $87,581, which consisted of general and administrative expenses of $398,044 and related party administrative fees of $30,000, offset by interest income from our investments in Trust Account of $515,625. For the three months ended June 30, 2025, we had a net loss of $37,000, all of which consisted of formation and operating expenses.

For the six months ended June 30, 2026, we had a net income of $237,755, which consisted of general and administrative expenses of $726,995 and related party administrative fees of $60,000, offset by interest income from our investments in Trust Account of $1,024,750. For the period from January 13, 2025 (inception) through June 30, 2025, we had a net loss of $46,052, all of which consisted of formation and operating expenses.

Liquidity and Capital Resources

On November 13, 2025, the Company consummated the IPO of 5,750,000 Units, including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters. Each Unit consists of one Class A Ordinary Share and one right to receive one-sixth (1/6th) of one Class A Ordinary Share of the Company upon the completion of the initial Business Combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000. The Company granted the underwriters a 45-day option from the date of IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters fully excised their over-allotment option on November 13, 2025.

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

Upon the closing of the IPO and the private placement on November 13, 2025, a total of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was deposited in a trust account (“Trust Account”) which may only be invested in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury and held in cash or cash like items (including demand deposit accounts) at a bank.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the Trust Account may only be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. Such working capital funds could be used in a variety of ways and could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination or to indemnify any of our officers or directors as required by law if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2026, we had $29,180 in cash and a working capital deficit of $378,889. The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and a non-interest bearing, unsecured loan of up to $300,000 from the Sponsor, to cover transaction costs incurred in connection with the IPO. The loan was fully repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. In May 2026, the Sponsor agreed to loan the Company an aggregate of up to $190,000 to pay for various expenses of the Company and for working capital purposes pursuant to a promissory note. The promissory note is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. As of June 30, 2026 and December 31, 2025, the Company had $190,000 and $0, respectively, outstanding under the promissory note.

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

The Company has incurred and expects to continue to incur significant costs to remain as a publicly traded company and to incur significant transaction costs in pursuit of the consummation of a business combination. The Company currently has until February 13, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial business combination. If the Company does not complete a business combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the combination period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statement. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the business combination or the date the Company is required to liquidate. The unaudited condensed consolidated financial statements do not include any adjustments that might result from outcome of these uncertainties.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters fully excised their over-allotment option on November 13, 2025.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

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

Our management evaluated, with the participation of our management, including our principal executive officer and principal financial and accounting officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1*	Promissory Note, issued to Blueport Acquisition Corporation
31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blueport Acquisition Ltd

August 12, 2026	By:	/s/ William Rosenstadt
		Name:	William Rosenstadt
		Title:	Chief Executive Officer (Principal Executive Officer)

August 12, 2026	By:	/s/ Kulwant Sandher
		Name:	Kulwant Sandher
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)