Form 10-Q
period 2026-09-30
Blueport Acquisition Ltd
filed 2026-11-05
CIK 2064177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to          .

Commission File Number 001-42947

Blueport Acquisition Ltd

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

366 Madison Avenue, 3rd Floor New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 829-8937

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Ordinary Shares, par value of $0.0001 per share	BPAC	The Nasdaq Stock Market LLC
Rights, each entitling the holder to receive one-sixth (1/6) of one Class A Ordinary Share	BPACR	The Nasdaq Stock Market LLC
Units, each consisting of one Class A Ordinary Share and one Right to receive one-sixth (1/6) of one Class A Ordinary Share	BPACU	The Nasdaq Stock Market LLC

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

As of November 5, 2026, there were 5,947,250 Class A ordinary shares (inclusive of shares included in outstanding units), and 1,437,500 Class B ordinary shares of the registrant issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2026, For the Three Months Ended September 30, 2025, and For the Period from January 13, 2025 (inception) to September 30, 2025	2
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2026 and for the Period from January 13, 2025 (inception) to September 30, 2025	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from January 13, 2025 (inception) to September 30, 2025	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	21
Item 1A.	Risk Factors.	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21
Item 3.	Defaults Upon Senior Securities.	21
Item 4.	Mine Safety Disclosures.	21
Item 5.	Other Information.	21
Item 6.	Exhibits.	21

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

BLUEPORT ACQUISITION LTD

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31,
	(Unaudited)	2025
Assets
Current assets
Cash	$4,680	$480,852
Prepaid expenses	42,036	62,511
Total current assets	46,716	543,363

Investments held in Trust Account	59,345,372	57,784,454
Total Assets	$59,392,088	$58,327,817

Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ (Deficit) Equity
Current liabilities
Accounts payable and accrued expenses	$184,665	$135,256
Promissory notes - related party	480,000	-
Total current liabilities	664,665	135,256

Deferred underwriting fee payable	1,150,000	1,150,000
Total Liabilities	1,814,665	1,285,256

Commitments and Contingencies (Note 6)

Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 5,750,000 shares subject to possible redemption	57,717,054	53,340,490

Shareholders’ (Deficit) Equity:
Class A ordinary shares, $0.0001 par value; 450,000,000 shares authorized; 197,250 shares issued and outstanding (excluding 5,750,000 shares subject to possible redemption)	20	20
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized; 1,437,500 shares issued and outstanding	144	144
Additional paid-in capital	-	3,721,645
Accumulated deficit	(139,795)	(19,738)
Total shareholders’ (deficit) equity	(139,631)	3,702,071
Total Liabilities, Ordinary Shares Subject to Redemption and Shareholders’ (Deficit) Equity	$59,392,088	$58,327,817

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEPORT ACQUISITION LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period From January 13, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative expenses	$209,060	$33,070	$936,055	$79,122
Related party administrative fees	30,000	-	90,000	-
Loss from operations	(239,060)	(33,070)	(1,026,055)	(79,122)

Other income
Interest earned on investments held in Trust Account	536,167	-	1,560,917	-
Income before income tax	297,107	(33,070)	534,862	(79,122)
Net income (loss)	$297,107	$(33,070)	$534,862	$(79,122)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	5,750,000	-	5,750,000	-

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10	$-	$0.24	$-

Basic and diluted weighted average shares outstanding, Class A and Class B ordinary shares not subject to redemption(1)	1,634,750	1,250,000	1,634,750	1,029,693

Basic and diluted net loss per share Class A and Class B ordinary shares not subject to redemption	$(0.16)	$(0.03)	$(0.52)	$(0.08)

(1)	Class B ordinary shares have been retroactively adjusted to reflect the forfeiture of 546,250 shares for no consideration in a share recapitalization in August 2025, resulting in the Sponsor holding an aggregate of 1,437,500 founder shares (up to 187,500 of which were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters) (see Note 5). On November 13, 2025, the Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 187,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEPORT ACQUISITION LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Ordinary shares				Additional	Retained Earnings	Total
	Class A		Class B(1)		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – December 31, 2025	197,250	$20	1,437,500	$144	$3,721,645	$(19,738)	$3,702,071
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(509,125)	—	(509,125)
Accretion of carrying value to redemption value	—	—	—	—	(922,419)	—	(922,419)
Net income	—	—	—	—	—	150,174	150,174
Balance as of March 31, 2026	197,250	$20	1,437,500	$144	$2,290,101	$130,436	$2,420,701
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(515,625)	—	(515,625)
Accretion of carrying value to redemption value	—	—	—	—	(938,456)	—	(938,456)
Net income	—	—	—	—	—	87,581	87,581
Balance as of June 30, 2026	197,250	$20	1,437,500	$144	$836,020	$218,017	$1,054,201
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	—	—	—	—	(536,167)	—	(536,167)
Accretion of carrying value to redemption value	—	—	—	—	(954,772)	—	(954,772)
Accretion of additional paid-in capital to accumulated deficit					654,919	(654,919)	—
Net income	—	—	—	—	—	297,107	297,107
Balance as of September 30, 2026	197,250	$20	1,437,500	$144	$—	$(139,795)	$(139,631)

FOR THE PERIOD FROM JANUARY 13, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance–January 13, 2025 (Inception)	-	$-	$-	$-	$-
Class B ordinary shares issued to the Sponsor(1)	1,437,500	144	24,856	-	25,000
Net loss	-	-	-	(9,052)	(9,052)
Balance–March 31, 2025	1,437,500	$144	$24,856	$(9,052)	$15,948
Net loss	-	-	-	(37,000)	(37,000)
Balance–June 30, 2025	1,437,500	$144	$24,856	$(46,052)	$(21,052)
Net loss	-	-	-	(33,070)	(33,070)
Balance–September 30, 2025	1,437,500	$144	$24,856	$(79,122)	$(54,122)

(1)	Class B ordinary shares have been retroactively adjusted to reflect the forfeiture of 546,250 shares for no consideration in a share recapitalization in August 2025, resulting in the Sponsor holding an aggregate of 1,437,500 founder shares (up to 187,500 of which were subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters) (see Note 5). On November 13, 2025, the Company consummated its IPO and sold 5,750,000 Units, including 750,000 Units sold pursuant to the full exercise of the underwriters’ over-allotment option; hence, the 187,500 Class B ordinary shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BLUEPORT ACQUISITION LTD

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2026	For the Period From January 13, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$534,862	$(79,122)
Changes in operating assets and liabilities:
Interest income on investments held in Trust Account	(1,560,917)	-
Prepaid expenses	20,474	-
Accounts payable and accrued expenses	49,409	25,000
Net Cash Used in Operating Activities	(956,172)	(54,122)

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	480,000	5,000
Advances from related party	-	54,122
Net Cash Provided by Financing Activities	480,000	59,122

Net Change in Cash	(476,172)	5,000
Cash, Beginning of the Period	480,852	-
Cash, End of the Period	$4,680	$5,000

Supplemental Disclosure of Cash Flow Information:
Accretion of carrying value to redemption value of Class A redeemable ordinary shares	$4,376,564	$-
Deferred offering costs paid by Sponsor under amount due to a related party	$-	$152,701
Deferred offering costs paid by Sponsor in exchange for issuance of ordinary shares	$-	$25,000

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

As of September 30, 2026, the Company had not commenced any operations. All activities from January 13, 2025 (inception) through September 30, 2026 were related to the Company’s formation and the initial public offering (“IPO”), as described below, and subsequent to the IPO, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Blueport Acquisition Corporation (the “Sponsor”), a Nevada corporation.

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

Upon the closing of the IPO, an amount of $57,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Units was deposited in a trust account (“Trust Account”) which may only be invested in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting the applicable conditions of Rule 2a-7 promulgated under the Investment Company Act which invest solely in direct U.S. government treasury and held in cash or cash like items (including demand deposit accounts) at a bank. Except with respect to dividend and/or interest earned on the funds held in the Trust Account that may be released to the Company to pay the Company’s tax obligation, if any, the proceeds from the IPO and the sale of the private placement units that are deposited and held in the Trust Account will not be released from the Trust Account until the earliest to occur of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of obligation to redeem 100% of the public shares if the Company does not complete the Company’s initial Business Combination within 15 months from the closing of the IPO, or (B) with respect to any other material provision relating to shareholders’ rights or pre-business combination activity, and (iii) the redemption of all of the public shares if the company are unable to complete its initial business combination within 15 months from the closing of the IPO (unless such completion window is extended by shareholders via an amendment to the amended and restated memorandum and articles of association), subject to applicable law. In no other circumstances will a public shareholder have any right or interest of any kind to or in the Trust Account.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. If the Company seeks shareholder approval, the Company will complete the Business Combination only if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Company’s Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as defined in Note 5) (the “Initial Shareholders”) and the underwriters have agreed (a) to vote their Founder Shares, and private placement shares (see Note 4) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination and (b) not to redeem any shares (including the Founder Shares) in connection with a shareholder vote to approve, or sell the shares to the Company in any tender offer in connection with, a proposed Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

Going Concern Consideration

As of September 30, 2026, the Company had $4,680 in cash and working capital deficit of $617,949. The Sponsor agreed to provide the Company with a non-interest bearing, unsecured loan of up to $300,000 to cover part of the IPO expenses. The loan was fully repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. In May 2026 and August 2026, the Sponsor agreed to loan the Company an aggregate of up to $480,000 to pay for various expenses of the Company and for working capital purposes pursuant to two promissory notes. As of September 30, 2026 and December 31, 2025, the Company had $480,000 and $0 outstanding, respectively, under the promissory notes as discussed in Note 5.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements for the fiscal year ended December 31, 2025 included in the Form 10-K filed with the SEC on February 26, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $4,680 and $480,852 in cash and none in cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is a Cayman Islands exempt company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company will account for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (ASC 480). Ordinary shares subject to mandatory redemption (if any) will be classified as a liability instrument and will be measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder, or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) will be classified as temporary equity. At all other times, ordinary shares will be classified as shareholders’ equity. In accordance with ASC 480-10-S99, the Company will classify Class A ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. Given that the 5,750,000 ordinary shares sold as part of the units in the IPO will be issued with other freestanding instruments (i.e., rights), the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes in redemption value in additional paid-in capital (or accumulated deficit in the absence of additional paid-in capital) over an expected 15-month period, which is the initial period that the Company has to complete a Business Combination. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

As of September 30, 2026, the Class A ordinary shares subject to redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$57,500,000
Less:
Proceeds allocated to Public Share Rights	(2,415,000)
Class A ordinary shares issuance costs	(2,332,922)
Plus:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	284,455
Accretion of carrying value to redemption value	303,957
Class A ordinary shares subject to possible redemption, December 31, 2025	$53,340,490
Plus:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	509,125
Accretion of carrying value to redemption value	922,419
Class A ordinary shares subject to possible redemption, March 31, 2026	$54,772,034
Plus:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	515,625
Accretion of carrying value to redemption value	938,456
Class A ordinary shares subject to possible redemption, June 30, 2026	$56,226,115
Plus:
Subsequent measurement of ordinary shares subject to redemption (interest earned on trust account)	536,167
Accretion of carrying value to redemption value	954,772
Class A ordinary shares subject to possible redemption, September 30, 2026	$57,717,054

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. The unaudited condensed consolidated statements of operations include a presentation of net income per redeemable share and net loss per non-redeemable share following the two-class method of net income (loss) per share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed net income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed net income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed net income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

The calculation of net diluted income (loss) per ordinary share does not consider the effect of the rights issued in connection with the IPO and the Private Placement Units since the conversion of the rights is contingent upon the occurrence of future events. As of September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per share is the same as basic earnings per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations is based on the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from January 13, 2025 (inception) to September 30,
	2026	2025	2026	2025
Net income (loss)	$297,107	$(33,070)	$534,862	$(79,122)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	(536,167)	-	(1,560,917)	-
Accretion of Class A ordinary shares to redemption value	(954,772)	-	(2,815,647)	-
Net loss including accretion of Class A ordinary shares to redemption value	$(1,193,832)	$(33,070)	$(3,841,702)	$(79,122)

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025
	Redeemable Class A Ordinary Shares	Non- redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non- redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(929,556)	$(264,276)	$—	$(33,070)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	536,167	—	—	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	954,772	—	—	—
Allocation of net income (loss)	561,383	(264,276)	—	(33,070)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,634,750	—	1,250,000
Basic and diluted net income (loss) per ordinary share	$0.10	$(0.16)	$—	$(0.03)

	For the Nine Months ended September 30, 2026		For the Period from January 13, 2025 (inception) to September 30, 2025
	Redeemable Class A Ordinary Shares	Non- redeemable Class A and Class B Ordinary Shares	Redeemable Class A Ordinary Shares	Non- redeemable Class A and Class B Ordinary Shares
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net loss	$(2,991,271)	$(850,431)	$—	$(79,122)
Subsequent measurement of ordinary shares subject to redemption (interest earned in Trust Account)	1,560,917	—	—	—
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	2,815,647	—	—	—
Allocation of net income (loss)	1,385,293	(850,431)	—	(79,122)

Denominator:
Basic and diluted weighted average shares outstanding	5,750,000	1,634,750	—	1,029,693
Basic and diluted net income (loss) per ordinary share	$0.24	$(0.52)	$—	$(0.08)

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

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company’s Sponsor purchased an aggregate of 197,250 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $1,972,500 in a private placement that occurred simultaneously with the closing of the IPO. Each Private Placement Unit consists of one Class A ordinary share and one right to receive one-sixth (1/6) of one Class A ordinary share upon the consummation of a Business Combination. The proceeds from the Private Placement Units were added to the proceeds from the IPO which were deposited in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Units and all underlying securities will expire worthless.

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

As of September 30, 2026 and December 31, 2025, there were 1,437,500 Founder Shares issued and outstanding; no shares are subject to forfeiture as a result of the underwriters’ full exercise of its over-allotment option on November 13, 2025.

The Founder Shares are identical to the Class A ordinary shares included in the Units  sold in the IPO, and holders of Founder Shares have the same shareholder rights as public shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Sponsor, officers and directors of the Company entered into a letter agreement with the Company, pursuant to which they have agreed (A) to waive their redemption rights with respect to the Founder Shares, private placement shares and public shares in connection with the completion of its initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and private placement shares if the Company fails to complete its initial Business Combination within 15 months from the closing of the IPO, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete its initial Business Combination within such time period, and (iii) the Founder Shares and private placement shares are subject to registration rights. If the Company submits its initial Business Combination to its public shareholders for a vote, the Sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement, to vote any Founder Shares and private placement shares held by them and any public shares purchased during or after the IPO in favor of the Company’s initial Business Combination.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to certain permitted transferees) until the earlier of 180 days after the date of the consummation of the Company’s initial Business Combination or the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination.

Promissory Notes — Related Party

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

In May 2026 and August 2026, the Sponsor agreed to loan the Company an aggregate of up to $190,000 and $290,000, respectively, to pay for various expenses of the Company and for working capital purposes pursuant to two promissory notes. Each promissory note is unsecured, interest-free; the principal may be drawn down from time to time upon a written request from the Company to the Sponsor. The promissory notes shall be payable promptly on demand and, in any event, no later than the date on which the Company terminates or consummates an initial business combination. The Sponsor has the right, but not the obligation, to convert the promissory note, in whole or in part, into private placement units, at a price of $10.00 per unit. As of September 30, 2026 and December 31, 2025, the Company had $480,000 and $0, respectively, outstanding under the promissory notes.

Working Capital Loans

In addition, in order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units issued to the Sponsor. The terms of Working Capital Loans by the Company’s officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on the effective date of the registration statement of the initial public offering through the earlier of the consummation by the Company of an initial business combination or the Company’s liquidation, pursuant to which the Company agreed to pay the Sponsor a total of $10,000 per month for office space and administrative and support services. For the three months and nine months ended September 30, 2026, the Company incurred administrative service fees totaling $30,000 and $90,000, respectively. Additionally, amounts of $106,667 and $16,667 were accrued and included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively.

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

Consulting Services Agreement

On November 11, 2025, the Company entered into an agreement with Hurricane Corporate Services Ltd., a consulting firm controlled by Kulwant Sandher, the Company’s Chief Financial Officer (“CFO”). The agreement is for a term of three months commencing on the execution date and will automatically renew for an additional three-month period. The Company agreed to pay Mr. Sandher a monthly fee of $3,000. For the three and nine months ended September 30, 2026, the Company incurred $9,000 and $27,000, respectively, in CFO service fees. The Company did not incur any CFO service fees for the period from January 13, 2025 (Inception) through September 30 2025. As of September 30, 2026 and December 31, 2025, $3,000 and $0 were accrued and included on the accompanying unaudited condensed consolidated balance sheets, respectively.

Director Compensation

The Company pays a quarterly fee of $7,500 to its directors. For the three and nine months ended September 30, 2026, the Company incurred $22,500 and $67,500, respectively, in director compensation. As of September 30, 2026 and December 31, 2025, $7,500 and $0 were accrued and included on the accompanying unaudited condensed consolidated balance sheets, respectively. The Company did not incur any director compensation for the period from January 13, 2025 (Inception) through September 30 2025.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on November 13, 2025.

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

Note 7 — Shareholders’ Equity

Class A Ordinary shares — The Company is authorized to issue up to 450,000,000 shares of Class A ordinary shares with $0.0001 par value. As of September 30, 2026, there were 197,250 Class A ordinary shares issued and outstanding, excluding 5,750,000 Class A ordinary shares subject to possible redemption.

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

As of September 30, 2026 and December 31, 2025, there were 1,437,500 Class B ordinary shares issued and outstanding; no shares are subject to forfeiture as a result of the underwriters’ full exercise of its over-allotment option on November 13, 2025.

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

Note 8 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	As of September 30,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2026	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$59,345,372	$59,345,372	—	—

	As of December 31,	Quoted prices in active markets	Significant other observable inputs	Significant other unobservable inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Assets
Investments held in Trust Account	$57,784,454	$57,784,454	—	—

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

The CODM assesses performance for the single segment and decides how to allocate resources. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30	For the Period From January 13, 2025 (Inception) Through September 30
	2026	2025	2026	2025
General and administrative expenses	$209,060	$33,070	$936,055	$79,122
Interest earned on investments held in Trust Account	$536,167	$-	$1,560,917	$-

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

Note 10 — Subsequent Events

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from January 13, 2025 (inception) through September 30, 2026 have been limited to organizational activities as well as activities related to the IPO, and subsequent to the IPO, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2026, we had a net income of $297,107, which consisted of general and administrative expenses of $209,060 and related party administrative fees of $30,000, offset by interest income from our investments in Trust Account of $536,167. For the three months ended September 30, 2025, we had a net loss of $33,070, all of which consisted of formation and operating expenses.

For the nine months ended September 30, 2026, we had a net income of $534,862, which consisted of general and administrative expenses of $936,055 and related party administrative fees of $90,000, offset by interest income from our investments in Trust Account of $1,560,917. For the period from January 13, 2025 (inception) through September 30, 2025, we had a net loss of $79,122, all of which consisted of formation and operating expenses.

Liquidity and Capital Resources

On November 13, 2025, the Company consummated the IPO of 5,750,000 Units, including the full exercise of the over-allotment option of 750,000 Units granted to the underwriters. Each Unit consists of one Class A Ordinary Share and one right to receive one-sixth (1/6th) of one Class A Ordinary Share of the Company upon the completion of the initial Business Combination. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $57,500,000. The Company granted the underwriters a 45-day option from the date of IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on November 13, 2025.

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

As of September 30, 2026, we had $4,680 in cash and a working capital deficit of $617,949. The Company’s liquidity needs prior to the closing of IPO were satisfied through a payment from the Sponsor of $25,000 for the Founder Shares and a non-interest bearing, unsecured loan of up to $300,000 from the Sponsor, to cover transaction costs incurred in connection with the IPO. The loan was fully repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. In May 2026 and August 2026, the Sponsor agreed to loan the Company an aggregate of up to $190,000 and $290,000, respectively, to pay for various expenses of the Company and for working capital purposes pursuant to two promissory notes. Each promissory note is non-interest bearing and payable no later than the date on which the Company consummates an initial business combination. As of September 30, 2026 and December 31, 2025, the Company had $480,000 and $0, respectively, outstanding under the promissory notes.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to 750,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on November 13, 2025.

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

Critical Accounting Estimates and Policies

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

Our management, including our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 2c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1*	Promissory Note, dated August 2026 issued by Blueport Acquisition Ltd to Blueport Acquisition Corporation
31.1*	Certification of the Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Blueport Acquisition Ltd

November 5, 2026	By:	/s/ William Rosenstadt
		Name:	William Rosenstadt
		Title:	Chief Executive Officer (Principal Executive Officer)

November 5, 2026	By:	/s/ Kulwant Sandher
		Name:	Kulwant Sandher
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)